Form 10-Q
period 2007-09-30
ARYx Therapeutics, Inc.
filed 2007-12-21
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to .

Commission file number 001-33782

ARYx THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0456039
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6300 Dumbarton Circle, Fremont, California 94555

(Address of Principal Executive Offices including zip code)

(510) 585-2200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 14, 2007, 17,653,648 shares of the registrant’s common stock, $0.001 par value, were outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,706	$18,660
Marketable securities	10,696	31,648
Receivable from corporate partner	50	—
Restricted cash	150	—
Current portion of receivable from an officer	—	45
Prepaid research and development expenses	726	242
Other prepaid and current assets	558	816
Total current assets	28,886	51,411
Property and equipment, net	3,816	4,169
Receivable from an officer	—	20
Deferred offering costs	1,649	—
Other assets	1,094	1,164
Total assets	$35,445	$56,764

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,372	$691
Accrued research and development expenses	2,461	1,349
Preferred stock warrants liability	668	853
Current portion of notes payable	3,448	3,197
Current portion of deferred revenue	3,911	3,896
Other accrued liabilities	2,489	1,541
Total current liabilities	14,349	11,527
Deferred lease credit	1,877	2,124
Notes payable	4,286	6,679
Deferred revenue	16,563	19,481
Commitments and contingencies
Convertible preferred stock	110,679	110,665
Stockholders’ equity (deficit):
Common stock	1	1
Additional paid-in capital	2,313	1,451
Accumulated other comprehensive loss	(3)	(1)
Accumulated deficit	(114,620)	(95,163)
Total stockholders’ equity (deficit)	(112,309)	(93,712)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$35,445	$56,764

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Collaboration services	$66	$79	$252	$79
Technology license fees	974	649	2,922	649
Contractual milestone payments	—	1,000	—	1,000
Total revenue	1,040	1,728	3,174	1,728

Costs and expenses:
Cost of collaboration service revenue	66	79	252	79
Research and development	6,586	5,293	17,602	20,142
Selling, general and administrative	1,902	1,640	5,526	5,152
Total costs and expenses	8,554	7,012	23,380	25,373
Loss from operations	(7,514)	(5,284)	(20,206)	(23,645)

Interest income, net of other expenses	505	666	1,684	1,652
Interest expense	(292)	(338)	(935)	(974)
Loss before cumulative effect of change in accounting principle	(7,301)	(4,956)	(19,457)	(22,967)
Cumulative effect of change in accounting principle	—	—	—	(10)
Net loss	$(7,301)	$(4,956)	$(19,457)	$(22,977)

Loss per common share, basic and diluted:
Loss per share before cumulative effect of change in accounting principle	$(6.30)	$(4.83)	$(17.75)	$(22.65)
Per share cumulative effect of change in accounting principle	—	—	—	(0.01)
Net loss per common share	$(6.30)	$(4.83)	$(17.75)	$(22.66)

Weighted average shares used to compute basic and diluted loss per common share	1,158	1,027	1,096	1,014

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(19,457)	$(22,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	827	644
Revaluation of warrants to fair value and warrant net exercise	(170)	10
Stock-based compensation	697	490
Change in assets and liabilities:
Receivable from corporate partner	(50)	(1,079)
Prepaid research and development expenses	(484)	152
Other prepaid, receivable and assets	93	(80)
Accounts payable and other accrued liabilities	973	(95)
Accrued research and development expenses	1,112	(1,406)
Deferred lease credit	(247)	(198)
Deferred revenue	(2,902)	24,351
Cash used in operating activities	(19,608)	(188)

Cash flows from investing activities:
Purchases of marketable securities	(17,360)	(59,863)
Proceeds from sales of marketable securities	9,920	21,790
Proceeds from maturities of marketable securities	28,380	20,225
Other	(545)	(587)
Net cash provided by (used in) investing activities	20,395	(18,435)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	31,007
Cost of issuance of common stock relating to our initial public offering	(762)	—
Proceeds from exercise of stock options and issuance of common stock	164	(791)
Principal payments on notes payable	(2,143)	(1,018)
Net cash (used in) provided by financing activities	(2,741)	29,198

Net (decrease) increase in cash and cash equivalents	(1,954)	10,575
Cash and cash equivalents at beginning of period	18,660	12,455
Cash and cash equivalents at end of period	$16,706	$23,030

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this report, ‘‘ARYx,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to ARYx Therapeutics, Inc. ‘‘Common stock’’ refers to ARYx’s common stock, par value $0.001 per share. ‘‘Preferred stock’’ refers to ARYx’s convertible preferred stock, $0.001 par value.

1.  Organization and Summary of Significant Accounting Policies

The Company

ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our most advanced product candidate, ATI-7505, is based on cisapride and has successfully completed Phase 2 clinical trials for the treatment of gastroesophageal reflux disease and symptoms associated with functional dyspepsia. Our second product candidate, ATI-5923, is based on warfarin and is currently in Phase 2 clinical trials for use as an anticoagulant to treat patients at risk for the formation of dangerous blood clots. Our third product candidate, ATI-2042, is based on amiodarone and is in Phase 2 clinical trials for the treatment of atrial fibrillation, a form of irregular heartbeat. We have multiple product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which it is based. Our product candidates target multi-billion dollar markets.

We were incorporated in the State of California on February 28, 1997 and reincorporated in the State of Delaware on August 29, 2007. We maintain a wholly-owned subsidiary, ARYx Therapeutics Limited, with registered offices in the United Kingdom, which has had no operations since its inception in September 2004. We currently are focused on the human drug development business and operate in a single business segment with regard to the development of human pharmaceutical products.

From inception through December 31, 2005, we were a development stage company and our financial statements during that period were prepared in conformity with U.S. generally accepted accounting principles governing development stage companies. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc. (‘‘P&G’’) which resulted in the recognition of significant revenues from our principal operations. Accordingly, beginning with our fiscal year 2006, we are no longer considered a development stage company for accounting purposes.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned subsidiary, ARYx Therapeutics, Ltd. The subsidiary has no assets other than the initial formation capital totaling one Pound Sterling.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on the same basis as the annual financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These unaudited condensed interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated interim financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 contained in our Registration Statement on Form S-1 (File No. 333-145813) and the prospectus that constitutes a part thereof filed with the Securities and Exchange Commission and declared effective November 7, 2007, related to the initial public offering of our common stock.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reverse Stock Split

On October 22, 2007, we effected a one-for-six reverse stock split of our convertible preferred stock and common stock. All share and per share amounts have been retroactively restated for the effect of this split for all periods presented.

Initial Public Offering

In November 2007, we completed the initial public offering in which we sold and issued 5,000,000 shares of common stock at an issue price of $10.00 per share. We raised a total of $50.0 million in gross proceeds from our initial public offering, or approximately $44.0 million in net proceeds after deducting underwriting discounts and commissions of $3.5 million and other offering costs of approximately $2.5 million. Upon closing of the initial public offering, all of the outstanding shares of our convertible preferred stock were automatically converted into 11,415,130 shares of common stock and all of our warrants to purchase preferred stock then outstanding were converted into warrants to purchase common stock.

Deferred Offering Costs

In connection with our initial public offering, we have recorded a total of $1.6 million of deferred offering costs in the accompanying balance sheets as of September 30, 2007.  This amount, which is classified in long-term assets, will be offset against the net proceeds of the initial public offering in the quarter ending December 31, 2007.

Unaudited Pro Forma Information

The following unaudited pro forma balance sheet information as of September 30, 2007 and pro forma basic and diluted net loss per share attributable to common stockholders disclosed in the Net Loss Per Common Share section below reflect:

•                  The net proceeds to us from our initial public offering of approximately $44.0 million, after underwriting discounts and commissions and estimated offering expenses;

•                  The 5,000,000 shares of common stock issued upon the closing of our initial public offering;

•                  Upon the closing of our initial public offering, the automatic conversion of all the convertible preferred stock then outstanding into 11,415,130 shares of common stock;

•                  The reclassification of the preferred stock warrant liability to additional paid-in capital upon conversion of the preferred stock underlying the warrants into common stock upon the closing of our initial public offering; and

•                  The reclassification of deferred offering costs of $1.6 million to additional paid-in capital.

Pro Forma
Balance Sheet
At September 30,
2007
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$60,662
Marketable securities	10,696
Receivable from corporate partner	50
Restricted cash	150
Prepaid research and development expenses	726
Other prepaid and current assets	558
Total current assets	72,842
Property and equipment, net	3,816
Other assets	1,094
Total assets	$77,752

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,372
Accrued research and development expenses	2,461
Current portion of notes payable	3,448
Current portion of deferred revenue	3,911
Other accrued liabilities	2,489
Total current liabilities	13,681
Deferred lease credit	1,877
Notes payable	4,286
Deferred revenue	16,563
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	17
Additional paid-in capital	155,951
Accumulated other comprehensive loss	(3)
Accumulated deficit	(114,620)
Total stockholders’ equity (deficit)	41,345
Total liabilities and stockholders’ equity (deficit)	$77,752

Related Party Transaction

On August 2, 2007, our board of directors authorized the forgiveness of the outstanding portion of a loan to one of our executive officers in the amount of $43,000, which includes principal and imputed interest.

University of Toledo License Agreement

On August 21, 2007, we provided the University of Toledo with notice of termination of our license agreement, dated February 21, 2005. The termination of the license agreement did not have a material impact on our consolidated results of operations or financial position.

Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Our unrealized gains (losses) on marketable securities represent the components of comprehensive loss that are excluded from the net loss. Comprehensive loss for the three months ended September 30, 2007 and 2006 was $7.3 million and $4.9 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $19.5 million and $23.0 million, respectively.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
HISTORICAL:
Numerator:
Net loss applicable to common stockholders	$(7,301)	$(4,956)	$(19,457)	$(22,977)
Denominator:
Weighted average common shares outstanding	1,193	1,030	1,126	1,018
Less: Weighted average unvested restricted common shares	(35)	(3)	(30)	(4)
Weighted average common shares used in computing basic and diluted net loss per common share	1,158	1,027	1,096	1,014
Basic and diluted net loss per common share	$(6.30)	$(4.83)	$(17.75)	$(22.66)

PRO FORMA:
Numerator:
Net loss applicable to common stockholders, as used above	$(7,301)	$(4,956)	$(19,457)	$(22,977)
Denominator:
Basic and diluted weighted average common shares, as used above	1,158	1,027	1,096	1,014
Add: Pro forma adjustments to reflect assumed weighted average effect of conversion of convertible preferred stock	11,415	11,414	11,415	11,132
Weighted average shares used in computing pro forma basic and diluted net loss per common share	12,573	12,441	12,511	12,146
Pro forma basic and diluted net loss per common share	$(0.58)	$(0.40)	$(1.56)	$(1.89)

The following common stock equivalent shares related to outstanding convertible preferred stock, warrants and stock options were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Series A convertible preferred stock (as if converted)	126	126	126	126
Series B convertible preferred stock (as if converted)	105	105	105	105
Series C convertible preferred stock (as if converted)	2,826	2,825	2,826	2,825
Series D convertible preferred stock (as if converted)	5,539	5,539	5,539	5,539
Series E convertible preferred stock (as if converted)	2,819	2,819	2,819	2,819
Warrants to purchase Series C convertible preferred stock (as if exercised and converted)	11	17	11	17
Warrants to purchase Series D convertible preferred stock (as if exercised and converted)	101	101	101	101
Outstanding common stock options	1,700	1,382	1,700	1,382
	13,227	12,914	13,227	12,914

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statements of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 159 on our consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF 07-3 as of January 1, 2008, and the adoption is not expected to have a material impact on our consolidated results of operations or financial position.

In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

2.  Collaboration with Procter & Gamble Pharmaceuticals (P&G)

                In June 2006, we entered into a collaboration agreement with P&G pursuant to which P&G will develop and commercialize ATI-7505, our product candidate for the treatment of gastrointestinal disorders such as chronic constipation, functional dyspepsia, gastroesophageal reflux disease, gastroparesis and irritable bowel syndrome with constipation. In connection with this agreement, P&G paid us a $25.0 million nonrefundable upfront license fee. In accordance with our revenue recognition policy, we concluded that the $25.0 million nonrefundable upfront license fee should be deferred upon receipt, as objective evidence of the fair value of the undelivered elements under the agreement could not be established. This fee is being recognized as revenue on a straight-line basis over the estimated period of our obligatory performance and provision of services under the terms of the agreement. We estimate on an on-going basis the expected duration of the performance and service period and adjust our recognition of deferred revenue accordingly. At present, we estimate that our performance period under the agreement will continue through December 2012.  As of September 30, 2007, we have recognized $4.5 million of the $25.0 million nonrefundable upfront license fee.

                Under the terms of the agreement, we are obligated to provide certain transitional services to P&G. These transitional services represent the pass through of actual costs billed to ARYx by third party vendors, are standard support services for the biopharmaceutical industry and are readily available from multiple vendors. We are also entitled to compensation from P&G for certain pre-determined development services, such as formulation, development and manufacturing of drug substance and products, as well as other activities related to the licensed technology. Under the agreement, we have no obligation to perform any development activities nor do we have any manufacturing obligations. As of September 30, 2007, we have recognized a total of $2.4 million of collaboration service revenue in connection with both transitional and other development services under the agreement.  P&G has the right to terminate our collaboration agreement at any time upon written notice pursuant to its terms.

3.  Preferred Stock Warrant Liability

                As of September 30, 2007, the following warrants were issued and outstanding:

					Exercise
					Price	Expiration
Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	(per share)	Date(1)(2)(3)
ATEL(2)	12/23/2002	Leasing arrangement	Series C convertible preferred stock	5,611	$8.91	12/23/2012
Life Science Group, Inc.(1)	9/3/2003	Placement agent services	Series C convertible preferred stock	5,667	$8.91	9/3/2008
Lighthouse(3)	3/28/2005	Debt financing	Series D convertible preferred stock	100,704	$9.93	3/28/2012
				111,982

(1)          Exercisable, in whole or in part, until the earlier of (i) immediately prior to the closing of an initial public offering, a merger, change in control, or sale of substantially all of our assets or (ii) the fifth anniversary of the issue date.

(2)          Exercisable, in whole or in part, until the earlier of the 10th anniversary of the issue date or the fifth anniversary of the closing of an initial public offering.

(3)          Exercisable, in whole or in part, at the option of the warrant holder; automatically deemed exercised in full at the earlier of (i) close of business on March 28, 2012, (ii) two years following the effective date of an initial public offering or (iii) the effective date of a merger.

The warrants may be exercised using the net exercise method. Under this method, the number of shares issued upon exercise is reduced by an amount equal to the product of the number of shares subject to the exercise and the exercise price per share, divided by the fair value of convertible preferred stock on the date of the exercise. The number of shares issued upon exercise of the warrants, and the exercise price per share, are adjustable in the event of stock splits, dividends and similar fundamental changes. In June 2007, Life Science Group, Inc. exercised their first warrant on a net exercise basis and resulted in the issuance of 1,055 shares of Series C convertible preferred stock.

Following guidance under SFAS 150, we re-measured the fair value of these warrants on September 30, 2007 and December 31, 2006 using the Black-Scholes valuation model under the following assumptions: risk-free interest rate between 4.30% and 4.77%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. We recorded a benefit of $130,000 and $170,000 to interest income during the three and nine months ended September 30, 2007, respectively, to reflect decreases in the fair value of the preferred stock warrant liability.  We recorded an immaterial amount of benefit during the three and nine months ended September 30, 2006 to reflect decreases in the fair value of the preferred stock warrant liability.

Upon completion of our initial public offering in November 2007, all outstanding warrants to purchase our convertible preferred stock were converted in accordance with their original terms into warrants to purchase our common stock.

4.  Stock-Based Compensation

We account for employee stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires compensation expense related to stock-based payments, including stock options and awards granted to employees and directors, to be measured and recognized in the financial statements based on grant date fair value. Employee stock-based compensation expense recognized under SFAS 123R was determined using the Black—Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. As we have been a private entity, company specific historical volatility data have not been available as input assumptions. As a result, we follow guidance discussed in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) basing the estimate of expected volatility on the expected volatility of a group of similar entities whose share prices are publicly available. We will continue to consistently apply this process using the same similar entities until a sufficient amount of historical information regarding the volatility of our own share price is established. The fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	73%	73%	73%	73%
Expected term (in years)	4.06	4.11	4.10	3.79
Weighted-average risk-free interest rate	4.8%	5.0%	4.6%	4.9%
Expected dividends	—	—	—	—
Weighted-average grant date fair value per share	$3.45	$1.91	$1.93	$1.73

In accordance with provisions under SFAS 123R, employee stock-based compensation expense recognized in the three and nine months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We continue to account for stock options issued to non-employees in accordance with the recognition provisions of SFAS 123R and EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. Compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. As of September 30, 2007, options to purchase 3,959 shares of our common stock remain subject to re-measurement under EITF Issue 96-18.

Total compensation cost that has been recorded in the statement of operations, which includes stock-based compensation expense under SFAS 123R and the value of options issued to non-employees for services rendered, are allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Research and development:
Officer compensation	$23	$13	$89	$42
Employee and consultant compensation	92	29	232	78
Selling, general and administrative:
Director and officer compensation	89	140	334	347
Employee and consultant compensation	17	10	45	23
	$221	$192	$700	$490

As of September 30, 2007, total compensation cost related to unvested stock options not yet recognized was $1.2 million, which is expected to be allocated to expense over a weighted-average period of 1.89 years.

We issued 89,651 shares and 111,422 shares of common stock as a result of stock option exercises during the three and nine months ended September 30, 2007, respectively, and 43,333 shares of common stock as a result of the release of restricted stock awards during the nine months ended September 30, 2007.

5.  Commitments and Contingencies

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. In August 2007, we entered into indemnification agreements with our officers and directors. The maximum amount of potential future indemnification is unlimited; however, we intend to obtain director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2007.

We have certain agreements with licensors, licensees and collaborators that contain indemnification provisions. In such provisions, we typically agree to indemnify the licensor, licensee and collaborator against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for expenses related to indemnification issues for any period presented.

6.  Income Taxes

We utilize the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on known factors, our management cannot currently conclude that it will be more likely than not that the deferred tax assets will be utilized. Accordingly, the deferred tax assets have been fully offset by a valuation allowance.

                We adopted FIN 48 effective January 1, 2007. FIN 48 requires us to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No cumulative adjustment to our accumulated deficit was required upon our adoption of FIN 48. As permitted under the provisions of FIN 48, we will classify interest and penalties related to unrecognized tax benefits as part of our income tax provision, although there have been no such interest or penalties recognized to-date.

Upon adoption of FIN 48, we had approximately $0.4 million of unrecognized tax benefits. As of September 30, 2007, there were no unrecognized tax benefits that, if recognized, would impact our effective tax rate. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Because of our net operating loss carryforwards, substantially all of our tax years remain open to federal tax examination. We file income tax returns in the United States and in California, which typically have three and four tax years open, respectively, at any point in time.

7.  Subsequent Events

                On October 19, 2007, we entered into an amended loan agreement with Lighthouse Capital Partners which provides us with an additional $9 million in debt financing that is available for borrowing until the expiration of the supplemental financing commitment date, or March 1, 2008. We are under no obligation to utilize any of the funding provided under the amended agreement. In accordance with the terms of the amendment we issued Lighthouse an additional warrant to purchase 41,666 shares of our Series E preferred stock at an exercise price of $10.80 per share. To the extent that we borrow additional funds under the amended agreement, the number of shares exercisable by Lighthouse pursuant to the new warrant will increase by 5% of the amount borrowed divided by the exercise price of $10.80 per share. The agreement provides that amounts borrowed will be subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at a fixed rate of the prime rate as quoted in the western edition of the Wall Street Journal plus 2%, to be fixed as of September 2008. In addition, we will be obligated to make a final payment of 7.5% of the amount borrowed at loan maturity. All other provisions under the original loan agreement remain intact.

On November 13, 2007, we closed our initial public offering in which we sold 5,000,000 shares of our common stock at $10.00 per share for net cash proceeds of approximately $44.0 million, net of underwriting discounts and commissions of $3.5 million and estimated offering expenses of $2.5 million. (Also see Note 1.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated  financial statements included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II - Item 1A. “RISK FACTORS” elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our most advanced product candidate, ATI-7505, is based on cisapride and has successfully completed Phase 2 clinical trials for the treatment of gastroesophageal reflux disease and symptoms associated with functional dyspepsia. Our second product candidate, ATI-5923, is based on warfarin and recently completed a Phase 2 proof-of-concept clinical trial for use as an anticoagulant to treat patients at risk for the formation of dangerous blood clots. Our third product candidate, ATI-2042, is based on amiodarone and is in Phase 2 clinical trials for the treatment of atrial fibrillation, a form of irregular heartbeat. We have multiple product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which it is based. Our product candidates target what we believe to be multi-billion dollar markets. We have entered into a worldwide collaboration with Procter & Gamble Pharmaceuticals, Inc., or P&G, for the development and commercialization of ATI-7505 and we hold all worldwide commercial rights to our other product candidates.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we develop, acquire or in-license additional products or product candidates, conduct clinical trials, manufacture materials for use in nonclinical studies and clinical trials, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities. It is very expensive to gain approval of and launch a pharmaceutical product, and many expenses are incurred before revenue is received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Revenue

In connection with our collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and recognized in our consolidated statement of operations as revenue on a straight-line basis over the performance and service period. We estimate on an on-going basis the expected duration of the performance and service period and adjust our recognition of deferred revenue accordingly. At present, we estimate that our performance period under the agreement will continue through December 2012. As of September 30, 2007, we have recognized $4.5 million of the $25.0 million nonrefundable upfront license fee.

Under the terms of the agreement, we are obligated to provide certain transitional services to P&G. These transitional services represent the pass through of actual costs billed to the Company by third party vendors, are standard support services for the biopharmaceutical industry and are readily available from multiple vendors. We are also entitled to compensation from P&G for specified development services provided by us. These services include product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program. Reimbursements we receive for these services are recorded as collaboration service revenue. Pursuant to the agreement, we are under no obligation to perform any such services. As of September 30, 2007, we have recognized a cumulative total of $2.4 million as collaboration service revenue. We anticipate that revenue related to these services in the future will be minimal and will decline as we transition to P&G direct responsibility for all development costs related to our ATI-7505 product candidate.

Revenue generated from the P&G agreement is currently our only source of revenue. We are at risk of loss of anticipated future revenue if P&G terminates the agreement or is unable or unwilling to remit to us amounts that will be owed in accordance with the terms of the agreement. P&G may terminate the agreement at any time pursuant to its terms.

Cost of Collaboration Service Revenue

Related to the service revenue we generate in connection with our collaboration agreement with P&G, we incur costs for certain services provided including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 program. These expenses are reported separately in our income statement as cost of collaboration service revenue. As of September 30, 2007, we have recorded a cumulative total of $2.4 million of expense related to these activities.

Research and Development

Our research and development expense consists of expenses incurred in identifying, testing and developing our product candidates. These expenses consist primarily of fees paid to contract research organizations and other third parties to assist us in managing, monitoring and analyzing our clinical trials, clinical trial costs paid to sites and investigators’ fees, costs of nonclinical studies including toxicity studies in animals, costs of contract manufacturing services, costs of materials used in clinical trials and nonclinical studies, laboratory related expenses, research and development support costs including certain regulatory, quality assurance, project management and administration, allocated expenses such as facilities and information technology that are used to support our research and development activities and related personnel expenses, including stock-based compensation. Research and development costs are expensed as incurred.

Clinical trial costs are a significant component of our research and development expense. Currently, we conduct our clinical trials primarily through coordination with contract research organizations and other third-party service providers. We recognize research and development expense for these activities based upon a variety of factors, including actual and estimated patient enrollment, clinical site initiation activities, direct pass-through costs and other activity-based factors.

The following table summarizes our research and development expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Direct research and development expense by program:
ATI-7505	$109	1,103	$136	$7,208
ATI-5923	2,179	329	3,674	2,831
ATI-2042	451	989	2,550	1,625
ATI-9242	670	136	1,621	415
Other research programs	156	111	403	246
Total direct research and development program expense	3,565	2,668	8,384	12,325
Personnel, administrative and other expense	3,072	2,704	9,399	7,896
Less: Research and development portion of the cost of collaboration service revenue	(51)	(79)	(181)	(79)
Total research and development expense	$6,586	$5,293	$17,602	$20,142

We designate development programs to which we have allocated significant research and development resources with the term “ATI” and a unique number. All of the product candidates designated with “ATI” are currently in development. The expenditures summarized in the above table reflect costs directly attributable to each development candidate and to our other research programs. We do not allocate salaries, employee benefits, or other indirect costs to our development candidates or other research programs and have included those expenses in “Personnel, administrative and other costs” in the above table. The portion of our research and development expense that is identified as cost of collaboration service revenue is included within a separate category of expense in our consolidated financial statements and is subtracted from total expenses in the above table to derive total research and development expense as reported in our consolidated financial statements.

At this time, due to the risks inherent in the clinical trial process and given the various stages of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates, except for ATI-7505 for which costs will be negligible due to the provisions of our collaboration agreement with P&G. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expense will depend on the clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

The process of developing and obtaining FDA approval of products is costly and time consuming. Development activities and clinical trials can take years to complete, and failure can occur at any time during the development and clinical trial process. In addition, the results from early clinical trials may not be predictive of results obtained in subsequent and larger clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. Although our program for identifying and developing new product candidates is designed to mitigate risk, the successful development of our product candidates is highly uncertain. Further, even if our product candidates are approved for sale, they may not be successfully commercialized and therefore the future revenue we anticipate may not materialize.

If we fail to complete the development of any of our product candidates in a timely manner, it could have a material effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our product candidates could have a material effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed further in the “Risk Factors” section of this report.

Critical Accounting Policies and Significant Estimates

Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2006 which are included in our Registration Statement on Form S-1/A (File No. 333-147385), initially filed with the Securities and Exchange Commission on August 30, 2007, as amended, relating to our initial public offering. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2007.

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. Different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except %)
Collaboration services	$66	$79	$(13)	(16)%	$252	$79	$173	219%
Technology license fees	974	649	325	50	2,922	649	2,273	350
Contractual milestone payments	—	1,000	(1,000)	(100)	—	1,000	(1,000)	(100)
Total revenue	$1,040	$1,728	$(688)	(40)%	$3,174	$1,728	$1,446	84%

All revenue in the periods presented is related to our collaboration agreement with P&G. The decline in revenue in the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the receipt of a milestone payment related to the completion of a Phase 2 clinical trial in the three months ended September 30, 2006, partially offset by an increase in technology license fee revenue due to the recognition of additional deferred revenue in the current period.

The increase in revenue for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the recognition of additional deferred license fee revenue in the current period partially offset by the milestone revenue recognized in 2006. The increase in collaboration service revenue for the nine months ended September 30, 2007 as compared to the same period in 2006 was due to additional development services provided by us to P&G.

Cost of Collaboration Service Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except %)
Cost of collaboration service revenue	$66	$79	$(13)	(16)%	$252	$79	$173	219%

Cost of collaboration service revenue primarily consists of the pass-through of actual costs billed to ARYx by third party vendors. The decrease or increase in cost of service revenue in the three and nine months ended September 30, 2007 as compared to the same period in 2006 was due to the level of pass-through costs incurred related to the specific development services provided by us to P&G.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except %)
Research and development expense	$6,586	$5,293	$1,293	24%	$17,602	$20,142	$(2,540)	(13)%

                For the three months ended September 30, 2007 as compared to the same period in 2006, our research and development expense increased by approximately $1.3 million. The increase was primarily due to:

•                  An increase in clinical development expense of approximately $0.5 million primarily due to an increase in clinical trial costs related to our ATI-5923 program partially offset by lower clinical development costs related to our ATI-2042 and ATI-7505 programs;

•                  An increase in research and non-clinical development expense of approximately $1.0 million primarily due to higher non-clinical development costs related to our ATI-9242 and ATI-5923 programs; and

•                  A partial offset due to lower pharmaceutical manufacturing costs of approximately $0.3 million primarily due to the transitioning of our ATI-7505 program to P&G.

For the nine months ended September 30, 2007 as compared to the same period in 2006, our research and development expense decreased by approximately $2.5 million. The decrease was primarily due to:

•                  A decrease in clinical development expense of approximately $3.3 million primarily due to the completion in 2006 of ARYx funded clinical trial activities related to our ATI-7505 product candidate partially offset by higher clinical development costs related to our ATI-5923 and ATI-2042 programs;

•                  A decrease in pharmaceutical manufacturing costs of approximately $0.6 million primarily due to lower costs on account of our transitioning of the ATI-7505 program to P&G and lower overall pharmaceutical development costs related to our other development programs;

•                  A partial offset due to an increase in research and non-clinical development expense of approximately $0.8 million primarily due to higher non-clinical development costs related to our ATI-9242 program and research costs related to multiple research programs; and

•                  A partial offset due to an increase in research and development administrative and other expense of approximately $0.6 million primarily due to headcount additions and higher personnel related expenses.

Selling, General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except %)
Selling, general and administrative	$1,902	$1,640	$262	16%	$5,526	$5,152	$374	7%

The higher selling, general and administrative expense for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily due to higher personnel related costs in support of our expanded research and development operations.

Interest Income, Net of Other Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except %)
Interest income, net of other expenses	$505	$666	$(161)	(24)%	$1,684	$1,652	$32	2%

                Interest income, net of other expenses, consists of interest income from our investments in marketable securities, other expenses, and benefits related to the reassessment of the fair value of our preferred stock warrant liability. Lower interest income for the three months ended September 30, 2007 as compared to the same period in 2006 was a result of lower cash and marketable securities on hand partially offset by the benefit of reassessment of the estimated fair value of our preferred stock warrant liability. For the nine months ended September 30, 2007, as compared to the same period in 2006, interest income increased primarily due to the benefit of reassessment of the estimated fair value of our preferred stock warrant liability, partially offset by lower cash and marketable securities on hand.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(In thousands, except %)
Interest expense	$292	$338	$(46)	(14)%	$935	$974	$(39)	(4)%

                The decrease in interest expense in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was primarily due to lower loan principal balances outstanding.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash (used in) provided by:
Operating activities	(19,608)	(188)
Investing activities	20,395	(18,435)
Financing activities	(2,741)	29,198
Total cash (used) provided	(1,954)	10,575

In November 2007, we completed our initial public offering of equity securities and received aggregate net proceeds of approximately $44.0 million. Prior to our initial public offering, we financed our operations primarily through private placements of equity securities, receiving aggregate net proceeds from such sales totaling $110.7 million. In August 2006, we received a $25.0 million nonrefundable upfront license fee in connection with our collaboration agreement with P&G. As of September 30, 2007, we had $27.4 million in cash, cash equivalents and marketable securities and a $50,000 receivable from P&G. Since inception, we have incurred significant net operating losses and, as of September 30, 2007, we had an accumulated deficit of $114.6 million. We have not achieved profitability and anticipate that we will continue to incur significant net losses for the next several years. We believe that our current capital resources will be sufficient to fund our planned operations for at least the next twelve months.

Net cash used in operating activities for the nine months ended September 30, 2007 was $19.6 million as compared to $0.2 million for the same period in 2006. Net cash used in each of these periods was primarily due to the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities, partially offset by the receipt of a $25.0 million nonrefundable upfront license fee payment and other revenue from P&G in 2006.

Net cash provided by investing activities was $20.4 million for the nine months ended September 30, 2007 and net cash used in investing activities was $18.4 million for the nine months ended September 30, 2006. Investing activities consist primarily of purchases and sales of marketable securities and property and equipment purchases. Purchases of property and equipment were $0.4 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Net cash used in financing activities was $2.8 million during the nine months ended September 30, 2007 and was primarily related to principal payments made to lenders for long-term debt financing and costs incurred related to our initial public offering. Net cash provided by financing activities was $29.2 million during the nine months ended September 30, 2006 and consisted primarily of the net proceeds from our Series E convertible preferred stock financing completed in January 2006, offset by principal payments on our long-term debt.

On March 28, 2005, we entered into a loan agreement with Lighthouse that was amended on October 19, 2007. The original agreement provided for up to $10.0 million in debt financing. The amended agreement in October 2007 provides for up to $9.0 million in additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. To date, the total principal amount borrowed under the agreement is $10.0 million and as of September 30, 2007, the total unpaid principal balance outstanding was $6.1 million. The current outstanding promissory note provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allows for prepayment of principal with respect to the promissory note currently outstanding whereupon the $1.2 million terminal interest payment is accelerated and due at the time of prepayment of the loan balance. We are under no obligation to utilize any of the $9.0 million of additional funding available to us under the amended agreement. The amended agreement provides that amounts borrowed, if any, under a new promissory note will be subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at a fixed rate of the prime rate plus 2.0%, to be fixed as of September 2008. In addition, we will be obligated to make a final interest payment of 7.5% of the amount borrowed at loan maturity. The agreement contains no financial covenants. Default terms under the agreement are standard terms including borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, bankruptcy and other standard provisions. Under the terms of the original and amended agreement, Lighthouse has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for GE equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The agreement precludes us from incurring additional material debt amounts with the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness.

As of September 30, 2007, the total unpaid principal balance outstanding under the existing GE equipment loans was $1.1 million. Our debt financing with GE provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve’s three-year and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have three promissory notes outstanding under the agreement with stated interest rates ranging from 11.73% to 12.89%. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. Funds borrowed under the agreement are secured by specific equipment assets and GE has a first priority security interest in those assets. The agreement contains no financial covenants and no warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. The arrangement provides for monthly payments of principal and interest through July 2010.

Our future funding requirements will depend upon many factors, including:

•                  the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•                  the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•                  the cost, timing and outcomes of regulatory approvals;

•                  the number and characteristics of product candidates that we pursue;

•                  the cost and timing of establishing sales, marketing and distribution capabilities;

•                  the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•                  the timing, receipt and amount of sales or royalties generated, if any, from our product candidates; and

•                  the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to the holders of our common stock and could contain covenants that restrict our operations. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves for higher profit margin. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or commercialization of our products. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations

There were no material changes in our contractual obligations from those disclosed in our Form S-1 filed with the SEC on August 30, 2007, as amended, in connection with our initial public offering, other than scheduled payments made through September 30, 2007. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Registration Statement on Form S-1 for a description of our contractual obligations.

Recent Accounting Pronouncements

See Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report for recent accounting pronouncements that could have an effect on us.

Off-Balance Sheet Arrangements

Since inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

                Our exposure to interest rate risk is related to our cash, cash equivalents and marketable securities portfolio. As of September 30, 2007, we had cash, cash equivalents and marketable securities of $27.4 million individually having maturities or interest rate reset periods of less than one year. Some of our investments may be subject to interest rate risk and could decline in value if market interest rates increase. Since our inception, unrealized and realized losses in our marketable securities portfolio arising from interest rate fluctuations have not been material. We actively monitor changes in the interest rate environment to assess its potential impact on our investment portfolio. A portion of our marketable securities are invested in auction rate securities having long-term contractual maturities with short-term interest rate reset periods giving them characteristics of short-term maturity instruments. We are at risk of illiquidity in those instruments if in the event that an interest rate reset period should experience a short-fall in demand for those instruments.

                The primary objective of our marketable securities investment activity is to preserve our capital to fund operations. We also seek to maximize income from such investments without assuming significant risk.

Foreign Currency Risk

                In conducting our business, we occasionally enter into contractual arrangements with third-party research and development service providers having operations in locations outside of the United States. To the extent that payments for those services are contractually required to be made in currencies other than the U.S. dollar, we may be subject to exposure to fluctuations in foreign exchange rates. To date, the effect of our exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of September 30, 2007.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Registration Statement on Form S-1(File No. 333-145813), initially filed with the Securities and Exchange Commission on August 30, 2007, as amended. In addition, the risks described under, and the captions entitled, “If you purchase our common stock in this offering, you will incur immediate and substantial dilution in the book value of your shares” and “We have broad discretion in the use of the net proceeds from this offering and may not use them effectively” included in our above-referenced Registration Statement on Form S-1 have been removed. In assessing these risks, you should also refer to the other information contained in this quarterly report on Form 10-Q, including our financial statements and related notes.

Risks Related to Our Business and Industry

We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.

We have a limited operating history and have incurred significant losses since our inception. As of September 30, 2007, we had an accumulated deficit of approximately $114.6 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, we estimate our cost of establishing a 100-person specialty sales force to co-promote ATI-7505 to amount to approximately $20.0 million. Manufacturing expenses in 2008 and 2009 could be as much as $6.0 million and $8.0 million, respectively, compared to an estimated total cost of manufacturing of $3.0 million in 2007. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financings, debt financings and a single corporate partnership with Procter & Gamble Pharmaceuticals, Inc., or P&G. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

Our three most advanced product candidates are in Phase 2 clinical trials. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

•                  do not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise do not meet applicable regulatory standards for approval;

•                  do not offer therapeutic, safety or other improvements over existing or future drugs used to treat the same conditions;

•                  are not capable of being produced in commercial quantities at acceptable costs; or

•                  are not accepted in the medical community and by third-party payors.

We do not expect any of our current product candidates to be commercially available before 2012, if at all. If we are unable to make our product candidates commercially available, we will not generate product revenues and we will not be successful. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of Phase 3 clinical trials.

We expect to depend on collaborative arrangements to complete the development and commercialization of each of our product candidates. The existing and potential collaborative arrangements will likely place the development of our product candidates outside of our control and will likely require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We plan to enter into collaborative arrangements with third parties to develop and commercialize each of our lead product candidates. Dependence on collaborative arrangements for development and commercialization of our product candidates will subject us to a number of risks, including:

•                  we may not complete a collaborative arrangement in time to avoid delays in clinical development, if at all, and if no collaborative arrangement is achieved, product development may be halted altogether;

•                  we may not be able to control the amount and timing of resources that our collaborators may devote to the development or commercialization of product candidates or to their marketing and distribution;

•                  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•                  we may have limited control over our clinical trial design;

•                  disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•                  our collaborators may experience financial difficulties;

•                  collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•                  business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to fulfill its obligations under any arrangement;

•                  a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•                  any collaborative arrangement may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

We have established the first such collaboration arrangement with P&G relating to ATI-7505. The terms of this arrangement give P&G ultimate control over the development and commercialization of ATI-7505 and subject us to many of the risks described above. If there is a disagreement between the parties, P&G has the right to make the final decision. Therefore, we are dependent on P&G to undertake the clinical and regulatory requirements as well as to generate product sales of ATI-7505 that are required in order for us to receive milestone and royalty revenue under the agreement. This revenue may not materialize due to the occurrence of one or more of the conditions described above and, as a result, our results of operations will be adversely affected.

To date, we have established a single corporate partnership with P&G to develop and commercialize ATI-7505. Collaborative arrangements do not currently exist for our other product candidates. If we do not establish collaborations for each of our ATI-5923 and ATI-2042 product candidates or future product candidates, we may have to alter our development and commercialization plans.

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including ATI-7505 (in place with P&G), ATI-5923 and ATI-2042. We intend to seek partners because the commercialization of each of our three lead product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have Phase 3 clinical trial capabilities. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

The commercial success of our collaboration with P&G depends in part on the development and marketing efforts of P&G, over which we have limited control. If our collaboration with P&G is unsuccessful, our ability to develop and commercialize and to generate future revenue from the sale of ATI-7505 would be significantly reduced.

Our dependence on our collaboration arrangement with P&G subjects our company to a number of risks. Our ability to develop and commercialize ATI-7505 with our collaboration partner depends on our and P&G’s ability to establish the safety and efficacy of ATI-7505, obtain and maintain regulatory approvals and achieve market acceptance of ATI-7505 once commercialized. Our collaboration partner may elect to delay or terminate development of ATI-7505, independently develop products that compete with ATI-7505, or fail to commit sufficient resources to the marketing and distribution of ATI-7505. Competing products, either developed by P&G or to which they have rights or acquire such rights in the future, may result in their withdrawal of support for ATI-7505.

In the event that P&G fails to use commercially reasonable efforts to diligently develop or commercialize ATI-7505 under our collaboration agreement, we have the right to terminate their rights to ATI-7505, but we will not receive any future revenue from that product candidate unless we are able either to find another partner or to commercialize the product candidate on our own, which is likely to result in significant additional expense. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of P&G to fulfill their obligations under our collaboration agreement. If P&G fails to perform in the manner we expect, our potential to develop and commercialize ATI-7505 through other collaborations and to generate future revenue from the sale of ATI-7505 would be significantly reduced. If a conflict of interest arises between us and P&G, they may act in their own self-interest and not in the interest of our company or our stockholders. P&G may terminate our collaboration agreement at any time pursuant to its terms. If P&G breaches or terminates their collaboration agreement with us or otherwise fails to perform their obligations thereunder in a timely manner, the clinical development or commercialization of ATI-7505 could be delayed or terminated.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the Food and Drug Administration, or FDA, and other federal and state regulatory agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. Under our collaborative partnership with P&G, they are responsible for all regulatory interactions regarding ATI-7505 and future collaborative agreements will also likely force us to give up control of these interactions. We or our partners may never receive regulatory approval for the commercial sale of any of our product candidates. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals and have not received regulatory approval to market any of our product candidates in any jurisdiction. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

Because our product candidates are modeled after drugs which are known to have safety problems, the FDA and other regulatory agencies may require additional safety testing which may delay our clinical progress, increase our expected costs or make further development unfeasible. For instance, we were required to conduct significant monitoring for cardiac toxicity in our clinical studies of ATI-7505.

Changes in regulatory approval policies during the development period, changes in, or the enactment of, additional regulations or statutes or changes in the regulatory review team for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or a foreign regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including substantial monetary penalties and withdrawal of product approval.

The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Moreover, the FDA may not agree that certain target indications are approvable. For instance, the FDA has never approved a drug for postprandial distress syndrome, or PDS, and we cannot be certain that the FDA will recognize PDS as an indication for which ATI-7505 or other drugs can be approved.

We will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. We have not yet initiated the regulatory process in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

Safety issues relating to our product candidates or the original drugs upon which our product candidates have been modeled, or relating to approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process.

Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Each of the opportunities upon which we have chosen to focus is based upon our belief that our RetroMetabolic Drug Design technology can be used to create a new product based upon an existing product which is efficacious in treating a specific condition, but which has a known safety problem. Each of our three lead product candidates is modeled on drugs which have significant safety problems. ATI-7505 is modeled on cisapride which was withdrawn from the market owing to fatal cardiac problems. ATI-5923 is modeled on warfarin which is known to have safety risks because of its potential for bleeding and for drug-drug interactions with numerous other drugs as listed on the package insert for the product. ATI-2042 is modeled on amiodarone which is used, but not approved, for atrial fibrillation in spite of known safety problems due to its accumulation in the body and interaction with other drugs. Both amiodarone and ATI-2042 contain iodine which can accumulate in the thyroid and must be monitored for safety purposes. As will be required with each of our product candidates, P&G will soon initiate the standard regulatory study designed to more definitively determine what effect, if any, ATI-7505 has on Qt interval, or a measure of the relaxation phase of the heart which occurs after each beat. In addition, ATI-2042 is partially metabolized by CYP450 and, at high dose levels has caused drug-drug interactions with warfarin which increased INR and could increase the risk of hemorrhage complications. Although we have designed our drugs to largely address each of the original drugs’ key safety problems, we will need to continue to demonstrate this through continued clinical testing. It is possible that the FDA may impose additional requirements on the development or approval of our products because of its concern about the original drug’s safety problems. These potential additional barriers could delay, increase the cost of, or prevent the commercialization of our product candidates.

Our product candidates are engineered to be broken down by the body’s natural metabolic processes in a manner we believe to be safer than that of the original drug. There can be no assurance that the products we develop will actually be metabolized as we expect. While we have designed the breakdown products to be safe, it is possible that there will be unexpected toxicity associated with these breakdown products that could cause our products to be poorly tolerated by, or toxic to, humans. Additionally, while we believe we have addressed the key safety problem of each of the original drugs, it is possible that our change to the chemical structure may result in new unforeseen safety issues. Any unexpected toxicity or suboptimal tolerance of our products would delay or prevent commercialization of these product candidates.

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as our product candidates could adversely affect the development of our product candidates. For example, the recent product withdrawals of Vioxx by Merck & Co., Inc. and Bextra by Pfizer because of safety issues caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. Another prokinetic, tegaserod marketed by Novartis Pharmaceuticals Corporation as Zelnorm, was withdrawn from the market due to certain cardiac effects which we believe were related to its off-target effects. It is possible we may be required by regulatory agencies to perform tests, in addition to those we have planned, in order to demonstrate that ATI-7505 does not have the safety problems associated with Zelnorm. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to fund our operations, including research and development expenses and costs associated with the conduct of clinical trials for our product candidates. Net cash used in operating activities was $20.2 million, $22.4 million and $4.2 million in 2004, 2005 and 2006, respectively. Our net cash used in operating activities for 2006 accounts for the receipt of a $25.0 million nonrefundable upfront license fee payment and other revenue from P&G, without which our net cash used would have been significantly higher in 2006. For the nine months ended September 30, 2007, our average monthly cash used by all aspects of the business was approximately $2.5 million. We expect that our net cash used in operations will increase significantly in each of the next several years in order to support our operations and complete the development and commercialization of our product candidates. We will need to raise additional capital to fund our operations and complete the development of our product candidates. It is our intention to enter into collaborations to commercialize our products, but we retained the commercial right to co-promote ATI-7505 to selected physicians through a specialty sales force. If ATI-7505 or any other product candidates receive regulatory approval for commercial sale, we will need to raise additional capital to fund our portion of the commercialization efforts. Our future funding requirements will depend on many factors, including:

•                  the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•                  the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•                  the cost, timing and outcomes of regulatory approvals;

•                  the number and characteristics of product candidates that we pursue;

•                  the cost and timing of establishing sales, marketing and distribution capabilities for our specialty sales force;

•                  the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•                  the timing, receipt and amount of sales or royalties, if any, from our potential products;

•                  the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•                  the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue, if we ever do, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us.

We do not expect our existing capital resources and the net proceeds from this offering to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources and the net proceeds from this offering will enable us to maintain currently planned operations into the fourth quarter of 2009. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•                  terminate or delay clinical trials for one or more of our product candidates;

•                  delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•                  curtail significant drug development programs that are designed to identify new product candidates.

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

To date, we have not completed the clinical trial program of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

•                  our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•                  delays in patient enrollment, which we have experienced in the past specifically in the enrollment of atrial fibrillation patients with implanted recordable pacemakers as part of our Phase 2 clinical trials for ATI-2042, and variability in the number and types of patients available for clinical trials;

•                  difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•                  poor effectiveness of product candidates during clinical trials;

•                  unforeseen safety issues or side effects; and

•                  governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which our collaborators or we intend to sell those product candidates. Accordingly, our collaborators or we would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.

We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on our existing corporate partner for ATI-7505, and for each of our other product candidates we must rely on third parties such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. To date, we have utilized 13 vendors to provide clinical trial management, data collection and analysis, laboratory and safety analysis services to us in the conduct of our clinical trials. In addition, to date we have conducted our clinical trials at more than 100 sites in North America and Europe. Our corporate partner for ATI-7505, P&G, also engages third parties to conduct clinical trials. Nonetheless, we or our corporate partner are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised owing to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. We rely on composition of matter patents for the compounds we develop. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

The degree of future protection for our proprietary technologies and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                  we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•                  we might not have been the first to file patent applications for these inventions;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  it is possible that none of our pending patent applications will result in issued patents;

•                  any patents issued to us or our collaborators may not provide a basis for commercially viable products or may be challenged by third parties;

•                  the patents of others may have an adverse effect on our ability to do business; or

•                  regulators or courts may retroactively diminish the value of our intellectual property.

Even if valid and enforceable patents cover our product candidates and technologies, the patents will provide protection only for a limited amount of time. As our patents are based on a parent drug where much research has been conducted, we may encounter many competitive patents from covered analogs of the parent drug. Our know-how and trade secrets may only provide a competitive advantage for a short amount of time.

Our ability and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Recent changes to patent law in the United States may make protection of patents in our industry even more difficult. In addition, these changes or future changes to either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain.

Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringing versions of a drug in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

As of September 30, 2007, we held 39 issued or allowed U.S. patents and had 15 patent applications pending before the U.S. Patent and Trademark Office, or USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 39 U.S. patents that we hold, 36 patents are compound- and composition-related, having expiration dates from 2013 to 2025. The composition of matter patent for our lead compound ATI-7505 for the treatment of gastrointestinal disorders issued in February 2007, and has an expiration date in 2025. Our composition of matter patent for ATI-5923, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. Our composition of matter patent for ATI-2042, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

While ATI-7505, ATI-5923 and ATI-2042 are all covered in the United States by issued composition of matter patents, additional patent applications would be required to extend patent protection beyond 2025, 2025 and 2020, respectively (assuming the validity and enforceability of the current composition of matter patents). We cannot guarantee that any patents will be issued from our pending or future patent applications, and any patents that issue from such pending or future patent applications would be subject to the same risks described herein for currently issued patents.

Our research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. In most cases, these individuals or entities are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information may be jeopardized.

Failure to adequately protect our trade secrets and other intellectual property could substantially harm our business and results of operations.

We also rely on trade secrets to protect our technology, especially where we do not believe that patent protection is appropriate or obtainable. This is particularly true for our RetroMetabolic Drug Design technology. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors are required to sign confidential disclosure agreements but they may unintentionally or willfully disclose our confidential information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. There are numerous issued and applied for patents related to the original molecules and analogs of such from which our products are engineered. If the patents are determined to be valid and construed to cover our products, the development and commercialization of any or all could be affected. We do not believe that our activities infringe the patents of others or that the patents of others inhibit our freedom to operate. However, it is possible that others may choose to challenge this position and that a judge or jury will disagree with our conclusions, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties. Similarly, if we initiate suits to defend our patents, such litigation could be costly and there is no assurance we would be successful in such processes. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our ability to continue to conduct research to identify additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. Court decisions have indicated that the exemption from patent infringement afforded by Title 35, Section 271(e)(1) of the United States Code does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our research and development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our research activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our research and development activities.

If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.

We presently do not have sufficient quantities of our product candidates to complete clinical trials of any of our lead product candidates. We do not currently own or operate manufacturing facilities, and we rely and expect to continue to rely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of our product candidates. We do not have long-term agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.

Under our collaborative agreement, P&G is responsible for the production of ATI-7505 for both clinical and commercial purposes. They presently do not have sufficient quantities of ATI-7505 to complete clinical trials of the product candidate. They do not currently produce ATI-7505 in their manufacturing facilities, and they rely and expect to continue to rely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of ATI-7505. P&G currently uses two vendors, SCI Pharmtech, Inc. and Corum, Inc., for the production of clinical and commercial quantities of ATI-7505. If, for any reason, these third parties are unable or unwilling to perform under their agreements or enter into new agreements, P&G may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of ATI-7505 in a timely manner from these third parties could delay clinical trials and prevent us and P&G from developing and commercializing ATI-7505 in a cost-effective manner or on a timely basis. P&G is also attempting to develop a commercially viable manufacturing process for ATI-7505. There is no assurance they will be able to do so.

To date, the active pharmaceutical ingredient for ATI-5923 has been produced exclusively by ChemShop BV of the Netherlands, as a single source supplier, on an ongoing purchase order basis. However, we have transferred the ATI-5923 manufacturing processes to an additional vendor, Ampac Fine Chemicals, or Ampac, and are currently qualifying this vendor. Should Ampac not be qualified as a vendor to manufacture ATI-5923, an additional manufacturer would need to be qualified. Should ChemShop BV cease to serve as the supplier of ATI-5923 and our current vendor qualification efforts fail, a delay in the development of ATI-5923 could occur, impairing our ability to commercialize ATI-5923 on our existing timeline. ATI-5923’s active pharmaceutical ingredient is processed into 1 milligram, 5 milligram or 10 milligram tablets by QS Pharma.

The starting materials for production of ATI-2042 are provided by the following vendors: SCI Pharmtech, Inc., Lexen Inc., Panchim, Julich GmbH and Weylchem Inc. To date, Ricerca and ScinoPharm Ltd. have produced all of ATI-2042’s active pharmaceutical ingredient. We have also qualified an additional vendor, SCI Pharmtech. Historically, we have relied on Ricerca and ScinoPharm as single-source suppliers for ATI-2042’s active pharmaceutical ingredients. In the event that Ricerca or ScinoPharm could not produce ATI-2042, we would not be able to manufacture ATI-2042’s active pharmaceutical ingredients unless SCI Pharmtech is able to produce ATI-2042. This could delay the development of, and impair our ability to, commercialize ATI-2042. To produce ATI-2042 drug product, drug substance is processed into 50 milligram or 200 milligram capsule forms by Patheon Inc.

All of our current arrangements with third-party manufacturers and suppliers for the production of our product candidates are on a purchase order basis. P&G’s arrangements with the third-party manufacturers and suppliers for ATI-7505 are also on a purchase order basis. We, and P&G with respect to ATI-7505, currently do not have long-term supply contracts with any of the third-party manufacturers and suppliers for our product candidates, and they are not required to supply us, or P&G in the case of ATI-7505, with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. We have no reason to believe any of the current manufacturers and suppliers for our product candidates is the sole source for the materials they supply us. However, if we or P&G were to lose one of these vendors and were unable to obtain an alternative source on a timely basis or on terms acceptable to us, our clinical and production schedules could be delayed. In addition, to the extent that any of these vendors uses technology or manufacturing processes that are proprietary, we may be unable to obtain comparable materials from alternative sources.

If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with our current suppliers, or to do so at acceptable costs, or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain or delay in obtaining approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates.

Changes in manufacturing site, process or scale can trigger additional regulatory requirements that could delay our or P&G’s ability to perform certain clinical trials or obtain approval.

The manufacturing and formulation of each of our lead product candidates that have been tested in humans to date has been performed by entities other than those that will likely manufacture the products for future clinical trials or commercial use. There is a possibility that analysis of future clinical trials will show that the results from our earlier clinical trials have not been replicated. The failure to replicate these earlier clinical trials would delay our clinical development timelines. New impurity profiles that occur as a result of changing manufacturers may lead to delays in clinical trial testing and approvals.

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

Our current and anticipated future reliance on third-party manufacturers will expose us and our collaborative partner, P&G, to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our product by the FDA or the commercialization of our products or result in higher costs or lost product revenues. In particular, our contract manufacturers could:

•                  encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our product candidates;

•                  terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us;

•                  fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical studies and delay or prevent marketing approval for our product candidates; and

•                  breach or fail to perform as agreed under manufacturing agreements.

If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities.

In addition, Lexen, SCI Pharmtech, Scinopharm and ChemShop BV are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation, or defective packaging.

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. To date, we have not completed the clinical trials of any product candidate. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our ability to commercialize our product candidates, including:

•                  regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;

•                  our preclinical studies or clinical trials may produce negative or inconclusive results, which may require us to conduct additional preclinical or clinical testing or to abandon development projects;

•                  we may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•                  regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•                  the effects of our product candidates may not be the desired effects or may include undesirable side effects; and

•                  our preclinical studies or clinical trials may show that our product candidates are not superior to the original drugs on which our product candidates are modeled.

For instance, our preclinical studies and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. As another example, more extensive and robust clinical trials of ATI-5923 will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that ATI-5923 is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In addition, ATI-2042’s preclinical studies contain results that are currently being monitored in the clinic. Inhibition of testicular function was observed in one animal species as part of these studies. No such effect has been observed to date in the clinic and monitoring continues. In published studies, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology studies for ATI-2042. While we will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our ongoing and planned clinical trials for ATI-2042, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell ATI-2042. In an ongoing canine toxicology study of ATI-7505 being performed by P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

Even when our product candidates do not cause any adverse effects, clinical studies of efficacy may show that our product candidates do not have significant effects on target symptoms or may be inconclusive. For example, ATI-7505 was tested in two Phase 2 clinical trials in which the primary endpoints were not met in comparison to placebo. Although these studies did support ATI-7505’s efficacy against certain symptoms as secondary endpoints, if future studies show that ATI-7505 is not sufficiently efficacious to justify its use as a therapy, our business and prospects will be materially adversely affected.

Unforeseen events could cause us to experience significant delays in, or the termination of, clinical trials. Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which would adversely impact our financial results.

We may not be successful in our efforts to identify or discover additional candidates using our RetroMetabolic Drug Design Technology.

An important element of our strategy is to continue to identify existing molecules which have demonstrated efficacy, but have safety problems that are amenable to our RetroMetabolic Drug Design technology. Other than ATI-7505, ATI-2042 and ATI-5923, all of our programs are in the preclinical or discovery stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•                  the research methodology used may not be successful in identifying potential product candidates; or

•                  potential product candidates may, on further study, be found not to retain the efficacy profile of the original molecule or be shown to retain harmful side effects or other characteristics suggesting that they are unlikely to be effective products. For instance, at high doses our ATI-2042 product candidate interacts with warfarin and causes prolonged INR which could increase the risk of hemorrhage complications.

If we are unable to develop suitable product candidates through internal research programs or otherwise, we may not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable GMPA regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.

If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•                  restrictions on the products, manufacturers or manufacturing processes;

•                  warning letters;

•                  civil or criminal penalties or fines;

•                  injunctions;

•                  product seizures, detentions or import bans;

•                  voluntary or mandatory product recalls and publicity requirements;

•                  suspension or withdrawal of regulatory approvals;

•                  total or partial suspension of production; and

•                  refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

Because we have a number of product candidates and are considering a variety of target indications, we may expend our limited resources to pursue a particular candidate or indication and fail to capitalize on candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific opportunities that we believe are the most amenable to our RetroMetabolic Drug Design and are the most commercially promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the technical feasibility and the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

The commercial success of any products that we may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.

Any products that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•                  demonstration of efficacy and safety in clinical trials;

•                  demonstration that we have adequately addressed the specific safety problem of the original molecule;

•                  the prevalence and severity of any side effects;

•                  potential or perceived advantages over alternative treatments;

•                  perceptions about the relationship or similarity between our product candidates and the original drug upon which each RetroMetabolic Drug Design candidate was based;

•                  advantage over other drugs may not be sufficiently great enough to obtain premium pricing;

•                  the timing of market entry relative to competitive treatments;

•                  the ability to offer our product candidates for sale at competitive prices;

•                  relative convenience and ease of administration;

•                  the strength of marketing and distribution support;

•                  sufficient third-party coverage or reimbursement; and

•                  the product labeling or product insert required by the FDA or regulatory authorities in other countries.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue.

We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. It is our intention to use collaborative arrangements to gain access to large sales and marketing organizations in order to commercialize our product candidates. By exercising our co-promotion rights under our agreement with P&G, we intend to eventually build a small specialty sales force to market our product candidates to specific physician groups. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming and could delay any product launch. Importantly, our co-promotion agreement with P&G only provides for a partial reimbursement of the cost of our sales force and only for the cost of sales actually made. The cost to establish the sales force will not be reimbursed by P&G. The sales force only has the potential to become a profitable effort if additional products are obtained that could be marketed by this specialty sales force. However, there is no assurance that future products will be obtained through internal or external efforts. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

We plan to establish our own specialty sales force and engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to sell, market and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. Factors that may inhibit our efforts to commercialize our products without collaborators or licensees include:

•                  our inability to convince future corporate partners to allow us to retain commercialization rights for specific physician groups;

•                  our inability to obtain financing to establish the specialty sales force;

•                  our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                  the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Because the establishment of sales and marketing capabilities depends on the progress toward commercialization of our product candidates and because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when we will establish our own sales and marketing capabilities. If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

Our ability to generate revenue from any products that we may develop will depend on reimbursement and drug pricing policies and regulations.

Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe that the safety profile of any products that we may develop will be sufficiently different from the original drugs from which they are modeled to be considered unique and not subject to substitution by a generic of the original drug in the case of ATI-2042 and ATI-5923, it is possible that a third-party payor may consider our product candidate and the generic original drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved safety with our product candidates, pricing of the existing original drug may limit the amount we will be able to charge for each of our product candidates. In the case of ATI-7505, the original molecule, cisapride, was withdrawn from the market and no generic version exists, but there are many competitive products which may limit the amount we can charge for this product candidate. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us. In addition, any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for any products that we may develop and could harm our sales and profitability.

If our competitors are able to develop and market products that are more effective, safer or less costly than any products that we may develop, our commercial opportunity will be reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.

ATI-7505 has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system’s motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also be competitive to ATI-7505, including tegaserod, marketed by Novartis Pharmaceuticals Corporation as Zelnorm, which was withdrawn from the market and recently re-introduced with restrictive use labeling, renzapride, being developed by Alizyme plc, and erythromycin. Many additional prokinetics are in development targeting these indications. We believe the most significant competition to ATI-7505 for the treatment of GERD are proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. ATI-7505 is targeted at the approximately 20—25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. ATI-7505 will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

Competition for ATI-5923 for use as an oral anticoagulant will continue to come from generic coumadin owing to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG, Bristol-Myers Squibb Company in collaboration with Pfizer, Inc., Eli Lilly and Company and Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 2 or Phase 3 testing. We are aware of a direct thrombin inhibitor program at Boehringer-Ingelheim GmbH. The first direct thrombin inhibitor presented to the FDA for approval, ximelagatran, previously marketed as Exanta by AstraZeneca plc, has not been recommended for approval due to idiosyncratic liver toxicity problems. Although we believe ATI-5923’s mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely provide major competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

We believe generic amiodarone will continue to provide competition to ATI-2042 for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide marketed by 3M Company and propafenone, marketed by Reliant Pharmaceuticals, Inc., do not have equivalent efficacy to amiodarone, but will continue to compete in the atrial fibrillation marketplace. Cardiome Pharma Corp. is in Phase 2 testing with an oral product, vernakalant, for the treatment of atrial fibrillation which they hope will have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Dr. Goddard, our Chairman and Chief Executive Officer, Dr. Milner, our President, Research and Development, Dr. Canafax, our Vice President and Chief Development Officer, and Dr. Druzgala, our Vice President and Chief Scientific Officer, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We carry “key person” insurance in the amount of $1 million for each of Drs. Milner and Druzgala, but do not carry “key person” insurance covering any other members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

We will need to hire additional employees in order to commercialize our product candidates. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need between 164 and 204 additional employees by the time that ATI-7505 is initially commercialized, which includes 80 to 120 sales representatives in the United States. Because the projected time frame for hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development, we are unable to project when we will hire these additional employees. While to date we have not experienced difficulties in recruiting, hiring and retaining qualified individuals, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense.

Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to manage any future growth effectively.

If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•                  decreased demand for any product candidates or products that we may develop;

•                  injury to our reputation;

•                  withdrawal of clinical trial participants;

•                  costs to defend the related litigation;

•                  substantial monetary awards to clinical trial participants or patients;

•                  loss of revenue; and

•                  the inability to commercialize any products that we may develop.

We have product liability insurance that covers our clinical trials up to an aggregate $5.0 million annual limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any products that we may develop. Insurance coverage is increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

If we use biological and hazardous materials in a manner that causes contamination, injury or violates laws, we may be liable for damages.

Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages and may harm our business.

Our principal facility is located in California’s Silicon Valley, in an area with a long history of industrial activity and use of hazardous substances, including chlorinated solvents. Certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, impose strict, joint and several liabilities on current operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. As a result, while we have not been notified of any claim against us, we are not aware of any such release, nor have we been held liable for costs to address contamination at the property beneath our facility in the past, we cannot rule out the possibility that this may occur in the future. We do not carry specific insurance against such a claim.

We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow our business and organization and to satisfy new reporting requirements.

As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2008. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2008, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price and our ability to raise capital.

Our principal facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our principal facility is located in California’s Silicon Valley near known earthquake fault zones and, therefore, is vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from this type of disaster. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not currently plan to purchase additional insurance to cover such losses because of the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition. Our current insurance does not specifically cover property loss or business interruption due to earthquake damage.

Risks Relating to Ownership of Our Common Stock

Our stock price may be extremely volatile, and your investment in our common stock could suffer a decline in value.*

You should consider an investment in our common stock risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. Security Market prices for securities of biopharmaceutical companies have been highly volatile. In addition, the volatility of biopharmaceutical company stocks often does not correlate to the operating performance of the companies represented by such stocks. Some of the factors that may cause the market price of our common stock to fluctuate include:

•                  adverse results or delays in our clinical trials;

•                  the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•                  announcement of FDA approval or nonapproval of our product candidates or delays in the FDA review process;

•                  actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•                  the commercial success of any product approved by the FDA or its foreign counterparts;

•                  regulatory developments in the United States and foreign countries;

•                  changes in the structure of healthcare payment systems;

•                  any intellectual property infringement lawsuit involving us;

•                  announcements of technological innovations or new products by us or our competitors;

•                  market conditions for the biotechnology or pharmaceutical industries in general;

•                  changes in financial estimates or recommendations by securities analysts;

•                  sales of large blocks of our common stock;

•                  sales of our common stock by our executive officers, directors and significant stockholders;

•                  restatements of our financial results and/or material weaknesses in our internal controls; and

•                  the loss of any of our key scientific or management personnel.

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources, and possibly delay our clinical trials or commercialization efforts.

Fluctuations in our operating results could cause our stock price to decline.

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•                  adverse results or delays in our clinical trials;

•                  the timing and achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•                  announcement of FDA approval or nonapproval of our product candidates or delays in the FDA review process;

•                  actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•                  the commercial success of any product approved by the FDA or its foreign counterparts;

•                  regulatory developments in the United States and foreign countries;

•                  changes in the structure of healthcare payment systems;

•                  any intellectual property infringement lawsuit involving us; and

•                  announcements of technological innovations or new products by us or our competitors.

Because of these potential fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular financial period the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Based on our outstanding shares as of September 30, 2007, and after giving effect to the five million shares of common stock sold in our initial public offering, our executive officers, directors and holders of 5.0% or more of our outstanding common stock beneficially own approximately 54.4% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us, a change in our management or other changes that stockholders may consider favorable. These provisions include:

•                  a classified board of directors;

•                  a prohibition on actions by our stockholders by written consent;

•                  the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to adopt a stockholders’ rights plan that would make it difficult for a third party to acquire us;

•                  notice requirements for nominations for election to the board of directors; and

•                  limitations on the removal of directors.

Moreover, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Future sales of our common stock in the public market could cause our stock price to drop substantially.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2007, we had 17,626,308 shares of common stock outstanding, assuming the conversion of our then outstanding convertible preferred stock and the sale of five million shares of common stock in our initial public offering.

The five million shares of common stock sold in our initial public offering are freely tradable without restriction, in the public market unless held by an affiliate of ours. Any common stock purchased by affiliates in the initial public offering will be subject to the lock-up agreements relating to our initial public offering. Except as set forth below, the 17,626,308 shares of common stock outstanding as of September 30, 2007, assuming the conversion of our then outstanding convertible preferred stock and the sale of five million shares of common stock in our initial public offering, are restricted as a result of securities laws or lock-up agreements. Morgan Stanley & Co. Incorporated, as representative of the underwriters for our initial public offering, may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements. The 180-day restricted period under the lock-up agreements may be extended under specified circumstances. In addition, the shares that are either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2007, the holders of approximately 11,415,130 shares of common stock, based on shares outstanding as of that date on an as-if converted basis, and holders of 111,982 shares underlying outstanding warrants, will be entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. In addition, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register up to 2,638,845 shares of our common stock for issuance under our stock option and employee stock purchase plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From July 1, 2007 through September 30, 2007, we sold and issued the following unregistered securities:

We granted options to our employees for the purchase of an aggregate of 9,749 shares of our common stock at an exercise price of $6.00 per share, pursuant to our 2001 Equity Incentive Plan. During this period, stock options to purchase an aggregate of 13,344 shares of our common stock were cancelled without being exercised and 89,651 shares of our common stock were issued upon exercise of outstanding stock options at a weighted average exercise price of $3.45 per share. The stock options granted during this period pursuant to our 2001 Equity Incentive Plan are subject to vesting over four years from the date of grant, subject to the optionee’s continuous service with us.

These issuances were deemed exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

Use of Proceeds

On November 7, 2007, our registration statement on Form S-1/A (File No. 333-145813) was declared effective by the U.S. Securities and Exchange Commission for our initial public offering, pursuant to which we registered 5,000,000 shares of common stock to be sold by us. The stock was offered at $10.00 per share. Our common stock commenced trading on November 7, 2007. The offering closed on November 13, 2007 after the sale of all securities registered, and as a result, we received net proceeds of approximately $44.0 million, after underwriters’ discounts of $3.5 million and other expenses of approximately $2.5 million. Entities affiliated with MPM Capital and OrbiMed Advisors, LLC, two of our principal stockholders, purchased an aggregate of 600,000 shares of common stock in this offering at the initial public offering price of $10.00 per share. The underwriters of the offering were Morgan Stanley & Co. Incorporated, CIBC World Markets Corp., Jefferies and Company, Inc. and Leerink Swann LLC. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

We intend to use the net proceeds to fund our (i) research and development activities other than external clinical trial expenses; (ii) external clinical trial activities, including funding manufacturing expenses related to the clinical development of our product candidates; and (iii) general and administrative expenses, working capital needs and other general corporate purposes. We may also use a portion of the proceeds for the potential acquisition of, or investment in, technologies, products or companies that complement our business, although we have no current understandings, commitments or agreements to do so.  The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our development and commercialization efforts, the amount of cash generated through our existing strategic collaborations and any additional strategic collaboration into which we may enter. Accordingly, our management will have significant flexibility in applying the net proceeds of this offering and continually assess the specific uses and allocations for these funds. However, we do not expect our existing capital resources and the net proceeds from this offering to be sufficient to enable us to fund the completion of the development of any of our product candidates without a future raise of additional capital. Until the net proceeds of our initial public offering are used, we have invested the funds in interest-bearing, investment grade, short-term marketable securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 2007, we submitted the following matters to our stockholders for their approval. On August 29, 2007, our stockholders approved each of these matters, as set forth below, by written consent. As of the record date for taking such action, we had 12,622,452 shares of our common stock outstanding (on an as-if converted to common stock basis). The following actions were approved:

1.               Our reincorporation in the State of Delaware by effecting a merger of ARYx Therapeutics, a California corporation, with ARYx Therapeutics, Inc., a Delaware corporation (“ARYx Delaware”).

2.               The adoption of the Certificate of Incorporation and Bylaws of ARYx Delaware.

3.               The approval of certain ancillary transactions in connection with our reincorporation in the State of Delaware.

4.               The approval of a form of Indemnity Agreement to be entered into by us with each of our directors and officers.

In October 2007, we submitted the following matters to our stockholders for their approval. On October 22, 2007, our stockholders approved each of these matters, as set forth below, by written consent. As of the record date for taking such action, we had 12,651,707 shares of our common stock outstanding (on an as-if-converted to common stock basis). The following actions were approved:

1.               The approval of the amendment and restatement of our certificate of incorporation to effect a 1-for-6 reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock).

2.               The consent to the conversion of all shares of our preferred stock into shares of our common stock immediately prior to and subject to the closing of our initial public offering.

3.               The approval of the amendment and restatement of our certificate of incorporation that became effective upon the completion of our initial public offering to, among other things, (i) delete the provisions in the certificate designating the rights and preferences of the preferred stock which are no longer outstanding following the conversion of such preferred stock into shares of our common stock upon the closing of the initial public offering, (ii) authorize the issuance of up to

150,000,000 shares of common stock, (iii) authorize the issuance of up to 10,000,000 shares of preferred stock and (iv) provide for certain stockholder protection measures.

4.               The approval and adoption of our 2007 Equity Incentive Plan, 2007 Non-Employee Directors Stock Option Plan and 2007 Employee Stock Purchase Plan.

5.               Approval of an amendment to our credit financing arrangement with Lighthouse Capital Partners V, L.P. entered into in October 2007.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(2)	Bylaws.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(2)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(2)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(2)	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its security holders.

4.7(2)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed as the like numbered exhibit to ARYx Therapeutics, Inc.’s Current Report on Form 8-K (No. 001-33782), as filed with the Securities and Exchange Commission on November 13, 2007 and incorporated by reference herein.

(2)          Previously filed as the like numbered exhibit to ARYx Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-145813), initially filed with the Securities and Exchange Commission on August 30, 2007, as amended, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 21, 2007

ARYx Therapeutics, Inc.

By:	/s/ Paul Goddard
Paul Goddard, Ph.D.
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(2)	Bylaws.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(2)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(2)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(2)	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its security holders.

4.7(2)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed as the like numbered exhibit to ARYx Therapeutics, Inc.’s Current Report on Form 8-K (No. 001-33782), as filed with the Securities and Exchange Commission on November 13, 2007 and incorporated by reference herein.

(2)          Previously filed as the like numbered exhibit to ARYx Therapeutics, Inc.’s Registration Statement on Form S-1 (File No. 333-145813), initially filed with the Securities and Exchange Commission on August 30, 2007, as amended, and incorporated by reference herein.