Form 10-Q
period 2008-03-31
ARYx Therapeutics, Inc.
filed 2008-05-13
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 17,665,133 shares of the registrant’s common stock, $0.001 par value, were outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$58,568	$55,476
Marketable securities	2,020	7,640
Restricted cash - current	150	150
Prepaid research and development expenses	1,257	582
Other prepaid, receivable, and current assets	736	1,051
Total current assets	62,731	64,899
Restricted cash	1,203	903
Property and equipment, net	3,793	3,655
Other assets	305	168
Total assets	$68,032	$69,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,139	$1,369
Accrued compensation	574	1,055
Accrued research and development expenses	3,131	2,510
Current portion of notes payable	4,946	3,536
Current portion of deferred revenue	3,913	3,913
Other accrued liabilities	1,165	1,074
Total current liabilities	14,868	13,457
Deferred lease credit	1,707	1,793
Notes payable	10,274	3,444
Deferred revenue	14,610	15,584
Commitments and contingencies
Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	158,837	158,053
Accumulated other comprehensive loss	(55)	—
Accumulated deficit	(132,227)	(122,724)
Total stockholders’ equity	26,573	35,347
Total liabilities and stockholders’ equity	$68,032	$69,625

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2008	2007
Revenue:
Collaboration services	$68	$164
Technology license fees	974	974
Total revenue	1,042	1,138

Costs and expenses:
Cost of collaboration services	68	164
Research and development	7,600	4,517
Selling, general and administrative	2,932	1,897
Total costs and expenses	10,600	6,578
Loss from operations	(9,558)	(5,440)

Interest and other income, net	549	636
Interest expense	(494)	(332)
Net loss	(9,503)	(5,136)

Basic and diluted net loss per share	$(0.54)	$(4.89)
Weighted average shares used to compute basic and diluted net loss per share	17,631	1,051

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,503)	$(5,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	264
Amortization of warrants and revaluation to fair value	175	4
Stock-based compensation	565	258
Change in assets and liabilities:
Prepaid research and development expenses	(675)	(19)
Other prepaid, receivable, and assets	233	(379)
Accounts payable and other accrued liabilities	(132)	(68)
Accrued compensation	(481)	(275)
Accrued research and development expenses	621	125
Deferred lease credit	(86)	(79)
Deferred revenue	(974)	(938)
Net cash used in operating activities	(9,986)	(6,243)

Cash flows from investing activities:
Purchases of marketable securities	(1,100)	(6,494)
Proceeds from sales of marketable securities	2,575	3,590
Proceeds from maturities of marketable securities	4,090	6,900
Increase in restricted cash	(300)	—
Purchases of fixed assets	(416)	(133)
Net cash provided by investing activities	4,849	3,863

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	25	23
Offering cost in connection with our initial public offering in November 2007	(36)	—
Proceeds from issuance of notes payable	9,000	—
Principal payments on notes payable	(760)	(695)
Net cash provided by (used in) financing activities	8,229	(672)

Net increase (decrease) in cash and cash equivalents	3,092	(3,052)
Cash and cash equivalents at beginning of period	55,476	18,660
Cash and cash equivalents at end of period	$58,568	$15,608

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this report, “ARYx,” “we,” “us” and “our” refer to ARYx Therapeutics, Inc. “Common Stock” refers to ARYx’s common stock, par value $0.001 per share. “Preferred Stock” refers to ARYx’s convertible preferred stock, $0.001 per share.

1.  Organization and Summary of Significant Accounting Policies

The Company

ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our most advanced product candidate, ATI-7505, is based on cisapride and has successfully completed Phase 2 clinical trials for the treatment of gastroesophageal reflux disease and symptoms associated with functional dyspepsia. Our second product candidate, ATI-5923, is based on warfarin and is currently in Phase 2 clinical trials for use as an anticoagulant to treat patients at risk for the formation of dangerous blood clots. Our third product candidate, ATI-2042, is based on amiodarone and is in Phase 2 clinical trials for the treatment of atrial fibrillation, a form of irregular heartbeat. Our fourth product candidate, ATI-9242, is a novel antipsychotic agent currently in Phase 1 clinical trials for the treatment of schizophrenia and other psychiatric disorders. We have multiple product candidates in preclinical development.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiary, ARYx Therapeutics, Ltd. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information on the same basis as the annual financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of the balances and results for the periods presented. Interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

The balance sheet data at December 31, 2007 has been derived from our audited consolidated financial statements for the year ended December 31, 2007, contained in our Annual Report on Form 10-K. The unaudited condensed consolidated financial statements and related disclosures contained in this report have been prepared with the presumption that users of the interim financial statements have read or have access to our audited financial statements for the preceding year. Accordingly, these interim financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007, contained in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Marketable Securities and the Adoption of SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.

FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal year beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

•                  Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

•                  Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

•                  Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.  Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The following table summarizes our available-for-sale securities portfolio as of March 31, 2008, and provides a reconciliation of the beginning and ending balance of our auction rate securities measured at fair value using significant other observable and unobservable inputs during the three months ended March 31, 2008:

		Fair Value Measurements Using
Available-For-Sale Securities Portfolio	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market fund	$11,635	$11,635	$—	$—
Auction rate securities:
Beginning balance as of January 1, 2008	4,740	—	4,740	—
Purchases	1,100	—	1,100	—
Sales and maturities	(3,765)	—	(3,140)	(625)
Unrealized losses included in other comprehensive income	(55)	—	—	(55)
Transfer in (out) between Level 2 and 3	—	—	(1,500)	1,500
Ending balance as of March 31, 2008	2,020	—	1,200	820
	$13,655	$11,635	$1,200	$820

As of March 31, 2008, we held $2.0 million of auction rate securities in our marketable securities portfolio. Since the beginning of 2008, we have experienced failed auctions of certain of the auction rate securities held in our portfolio. We believe that the failed auctions that we have experienced thus far in 2008 are the result of temporary market conditions. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of certain auctions and the resultant lack of marketability require that certain of these securities be measured using Level 3 inputs in accordance with guidance provided by SFAS 157. The fair value of two of our auction rate holdings classified as Level 3 instruments at March 31, 2008 was determined using a discounted cash flow model that considered projected cash flows for the auction rate instruments and market yields. We determined that the carrying value of these two auction rate instruments should be reduced by an estimated $55,000 below their par value, representing a 6.3% reduction in the carrying value for these instruments. Our auction rate holdings that were either liquidated at par value subsequent to March 31, 2008 or that were subject to an announced tender offer by the issuers remained classified as Level 2 instruments.

All of our auction rate securities are recorded as current assets in our condensed consolidated balance sheet. We have estimated the fair value of the auction rate securities in our portfolio to be approximately $2.0 million, net of an estimated $55,000 in unrealized losses recorded as a component of other comprehensive loss as of March 31, 2008. Subsequent to March 31, 2008, we liquidated an additional $1.1 million of our auction rate holdings and as of May 1, 2008, $950,000 of auction rate securities, at par value, remained in our portfolio.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses on our marketable securities. Comprehensive loss for the three months ended March 31, 2008 and 2007 was $9.6 million and $5.1 million, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding stock options, warrants and convertible preferred stock. Because we are in a net loss position, our computation of diluted net loss per share excludes the effects of common stock equivalents because the inclusion would have been anti-dilutive.

The following table presents the calculation of historical basic and diluted net loss per share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net loss	$(9,503)	$(5,136)
Denominator:
Weighted average common shares outstanding	17,659	1,070
Less: Weighted average unvested restricted common shares	(28)	(19)
Weighted average shares used in computing basic and diluted net loss per share	17,631	1,051
Basic and diluted net loss per share	$(0.54)	$(4.89)

For the three months ended March 31, 2008, shares and per share amounts above reflect the conversion of all of our outstanding convertible preferred stock into common stock upon the closing of our initial public offering on November 13, 2007.

The following common stock equivalent shares related to our convertible preferred stock, warrants and stock options were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	As of March 31,
	2008	2007
	(in thousands)
Series A convertible preferred stock (as if converted)	—	126
Series B convertible preferred stock (as if converted)	—	105
Series C convertible preferred stock (as if converted)	—	2,825
Series D convertible preferred stock (as if converted)	—	5,539
Series E convertible preferred stock (as if converted)	—	2,818
Warrants to purchase Series C convertible preferred stock (as if exercised and converted)	—	17
Warrants to purchase Series D convertible preferred stock (as if exercised and converted)	—	101
Warrants to purchase common stock (as if exercised)	190	—
Outstanding common stock options	2,342	1,823
	2,532	13,354

Recent Accounting Pronouncements

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. Effective January 1, 2008, we adopted EITF 07-3 and the adoption had no material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statements of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value (the “fair value option”). If an entity elects the fair value option to measure a financial instrument, the unrealized gains and losses on that instrument must be reported in earnings at each reporting date. We elected not to measure our financial assets and liabilities under the fair value option.

2.  Collaboration with Procter & Gamble Pharmaceuticals

On June 30, 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, pursuant to which P&G will develop and commercialize ATI-7505, our product candidate for the treatment of gastrointestinal disorders such as chronic constipation, functional dyspepsia, gastroesophageal reflux disease, gastroparesis and irritable bowel syndrome with constipation. In connection with this agreement, P&G paid us a $25.0 million nonrefundable upfront license fee and has agreed to pay us additional potential milestone payments and royalties on product sales. Additional license fee revenue could reach approximately $391.0 million over the life of the collaboration, of which approximately $216.0 million could be earned prior to commercialization. Under our agreement with P&G, we have the option, but not the obligation, to co-promote and/or co-develop ATI-7505. On February 29, 2008, we amended the collaboration agreement to extend the milestone date set for analysis of the final data and results from our QT study for ATI-7505.

In accordance with our revenue recognition policy, we have concluded that we have three units of accounting: (i) the up front license fee and our joint steering committee obligation; (ii) our commitment to provide transitional services; and (iii) our rights to royalty payments on sales, if any, of ATI-7505. The $25.0 million nonrefundable upfront license fee was deferred upon receipt, as objective evidence of the fair value of the undelivered elements under the agreement could not be established. This fee is being recognized as revenue on a straight-line basis over our estimated obligatory performance period under the terms of the agreement. We estimate on an on-going basis the expected duration of the obligatory performance period and adjust our recognition of deferred revenue accordingly. As of March, 31, 2008 and at present, we estimate that our obligatory performance period under the agreement will continue through January 2013. For the three months ended March 31, 2008 and 2007, we recognized $974,000 and $974,000, respectively, as license fee revenue. As of March 31, 2008, a cumulative total of $6.5 million of the $25.0 million upfront payment had been recognized as revenue.

Under the terms of the agreement, we are obligated to provide certain transitional services to P&G. These transitional services represent the pass through of actual costs billed to us by third party vendors, are standard support services for the biopharmaceutical industry and are readily available from multiple vendors. We are also entitled to compensation from P&G for certain pre-determined development services, such as formulation, development and manufacturing of drug substance and products, as well as other activities related to the licensed technology. Under the agreement, we have no obligation to perform any development activities nor do we have any manufacturing obligations. For the three months ended March 31, 2008 and 2007, we recognized $68,000 and $164,000, respectively, as collaboration services revenue related to these activities and costs associated with these services are included in the cost of collaboration service revenue. P&G has the right to terminate our collaboration agreement at any time upon written notice pursuant to its terms.

3.  Debt Financing

In March 2005, we entered into a loan agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) that was amended on October 19, 2007. The original agreement provided for up to $10.0 million in debt financing. The amended agreement provides for up to $9.0 million in additional financing for a total of $19.0 million made available over the life of the facility. We issued two warrants to Lighthouse in connection with the original agreement and the amended agreement. As of March 31, 2008, these warrants are exercisable for an aggregate of 100,704 shares of our common stock at an exercise price of $9.93 per share and 83,332 shares of our common stock at an exercise price of $10.80.

In February 2008, we borrowed the additional $9.0 million available to us under the loan facility pursuant to the terms of the amended loan agreement dated October 19, 2007. The amended loan agreement provides for a seven-month interest-only period and a 36 month repayment term which will begin on October 1, 2008. The related promissory note provides for monthly cash payments of principal and interest at an interest rate equal to the higher of 7.75% or the prime rate plus 200 basis points per annum to be fixed as of October 1, 2008, and a balloon interest payment of $675,000 to be made in September 2011. The agreement allows for prepayment of principal with respect to the promissory note whereupon the $675,000 terminal interest payment is accelerated and due at the time of prepayment of the loan balance.

4.  Warrants

Upon completion of our initial public offering in November 2007, all outstanding warrants to purchase our convertible preferred stock were converted into warrants to purchase our common stock in accordance with their original terms.

As of March 31, 2008, the following warrants were issued and outstanding:

					Exercise
				Shares	Price	Expiration
Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	(in thousands)	(per share)	Date
ATEL(1)	12/23/2002	Leasing arrangement	Common stock	6	$8.91	(1)
Lighthouse-Warrant 1(2)	3/28/2005	Debt financing	Common stock	101	$9.93	(2)
Lighthouse-Warrant 2(3)	10/19/2007	Debt financing	Common stock	83	$10.80	(3)
				190

(1)          Exercisable, in whole or in part, until the earlier of the 10th anniversary of the issue date or the 5th anniversary of the closing of an initial public offering.

(2)          Exercisable, in whole or in part, prior to or upon the closing of an initial public offering, a merger, change in control, or sale of substantially all of our assets; expires at the earlier of (i) the close of business on March 28, 2012, (ii) two years following the effective date of an initial public offering, or (iii) the effective date of a merger, as defined in the agreement.

(3)          Exercisable, in whole or in part, at anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant; expires at the earlier of (i) the close of business on October 19, 2014, or (ii) the effective date of a merger, as defined in the agreement.

We follow guidance under SFAS 150, and EITF 96-18 prior, to measure the fair value of these warrants on the date of issuance using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate ranging from 3.27% to 4.10%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. The fair value of the warrant issued to ATEL was fully amortized as of December 31, 2005. The fair value of the first warrant issued to Lighthouse was recorded in three separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended December 31, 2005, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 42 months. The fair value of the second warrant issued to Lighthouse was recorded in two separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ending March 1, 2008, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 36 months. Amortization of the fair value of the warrants was charged to interest expense as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Lighthouse – Warrant 1	$23	$23
Lighthouse – Warrant 2	152	—
	$175	$23

The warrants may be exercised using the net exercise method. Under this method, the number of shares issued upon exercise is reduced by an amount equal to the product of the number of shares subject to the exercise and the exercise price per share, divided by the fair value of convertible preferred stock on the date of the exercise. The number of shares issued upon exercise of the warrants, and the exercise price per share, are adjustable in the event of stock splits, dividends and similar fundamental changes. No warrant was exercised during the three months ended March 31, 2008 and 2007.

Before conversion of the convertible preferred stock warrants into common stock warrants, we followed guidance under SFAS 150 and re-measured the fair value of these warrants on each subsequent balance sheet date until the date of conversion using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate between 3.78% and 4.96%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. Accordingly, we recorded interest and other income of $19,000 to reflect the decrease in fair value of the then preferred stock warrant liability for the three months ended March 31, 2007 before the conversion of the warrants.

5.  Stock-Based Compensation

We account for employee stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires compensation expense related to stock-based payments, including stock options and awards granted to employees and directors, to be measured based on grant date fair value and recognized as expense in the financial statements over the requisite service period. We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. Due to the fact that we are a newly public company, there is limited historical information available to support our estimate of expected volatility required to value our stock-based awards. We, therefore, follow guidance discussed in SAB No. 107 basing our estimate of expected volatility on the expected volatility of a group of similar entities whose stock prices are publicly available. We will continue to consistently apply this process using the similar entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected volatility	73%	73%
Expected term (in years)	4.5	4.1
Weighted-average risk-free interest rate	2.61%	4.64%
Expected dividends	—	—
Weighted-average grant date fair value per share	$4.40	$1.90

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

Total compensation cost that has been recorded in the statement of operations, which includes stock-based compensation expense under SFAS 123R and the value of options issued to non-employees for services rendered, are allocated as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Research and development:
Officer compensation	$76	$36
Employee and consultant compensation	170	57
Selling, general and administrative:
Director and officer compensation	276	153
Employee and consultant compensation	43	12
	$565	$258

As of March 31, 2008, total compensation cost related to unvested stock options not yet recognized was $3.1 million, which is expected to be allocated to expense over a weighted-average period of 1.52 years. We issued 11,065 shares and 13,411 shares of common stock as a result of stock option exercises during the three months ended March 31, 2008 and 2007, respectively.

6.  Income Taxes

We utilize the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on known factors, our management cannot currently conclude that it will be more likely than not that the deferred tax assets will be utilized. Accordingly, the deferred tax assets have been fully offset by a valuation allowance.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires us to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As permitted under the provisions of FIN 48, we will classify interest and penalties related to unrecognized tax benefits as part of our income tax provision, although there have been no such interest or penalties recognized to-date.

As of December 31, 2007, we had approximately $500,000 of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. There has been no significant change to our unrecognized tax benefits as of March 31, 2008. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Because of our net operating loss carryforwards, substantially all of our tax years remain open to federal tax examination. We file income tax returns in the United States and in California, which typically have three and four tax years open, respectively, at any point in time.

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

Overview

ARYx Therapeutics, Inc. is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We were incorporated in the State of California on February 28, 1997 and reincorporated in the State of Delaware on August 29, 2007. We maintain a wholly-owned subsidiary, ARYx Therapeutics Limited, with registered offices in the United Kingdom, which has had no operations since its inception in September 2004.

We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. The following is a summary of our product candidates that are currently in clinical development:

ATI-7505

Our most advanced product is ATI-7505, an oral prokinetic drug or an agent that speeds up the motion of contents through the gut, that has successfully completed Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, and functional dyspepsia. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson as Propulsid in the United States. Launched in 1993, cisapride reached sales of over $1.0 billion, according to a 2005 article in the New York Times, before it was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of the drug rose significantly when CYP450 clearance was blocked because of the presence of other drugs cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as off-target cardiovascular effects. The gastrointestinal disorders for which ATI-7505 can be developed include chronic constipation, functional dyspepsia, GERD, gastroparesis and irritable bowel syndrome, or IBS, with constipation. While some patients may suffer from more than one of these disorders, it is estimated that there are more than 100 million cases of gastrointestinal disorders in the United States based on various sources, primarily the American Journal of Gastroenterology and the Alimentary Pharmacology and Therapeutics journal. We have treated more than 500 patients with ATI-7505 as part of our clinical trial program, including three Phase 2 trials. In these trials, dosing with ATI-7505 showed a reduction in acid reflux, and in some measurements of nighttime heartburn, nighttime acid regurgitation, and multiple functional dyspepsia symptoms, as well as a dose-related increase in GERD erosion healing rates in patients with less severe erosions. In addition, we have shown statistically significant improvement in some measures of both upper and lower gastrointestinal motility in healthy volunteers. Based upon the data generated in these clinical trials, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, under which they will develop and commercialize ATI-7505. P&G has initiated two Phase 2 clinical trials with ATI-7505 in chronic constipation and in functional dyspepsia. P&G is also completing their analysis of the results of a thorough Qt study (TQT) testing, an important element of the cardiac safety of ATI-7505.

ATI-5923

ATI-5923 is an oral anticoagulant in Phase 2 clinical trials for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. ATI-5923 was designed to have the same therapeutic benefits as the drug warfarin, which for over 50 years has been the treatment of choice as an oral anticoagulant. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed ATI-5923 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. This can put patients at risk for either life-threatening clotting or bleeding. In preclinical testing, it appears that ATI-5923 may have a flatter dose response curve than warfarin, although confirmation of this observation will require substantial additional clinical data. According to a 2006 report by Datamonitor, atrial fibrillation is the most common form of cardiac arrhythmia, or abnormal heart rhythm, with approximately 2.4 million people in the United States currently diagnosed with this condition. According to the 2005 Decision Resource Cardium Thromboembolism (Treatment) Forecast Tool report, there were approximately 510,000 patients being treated for venous thromboembolism in the U.S in 2005. We recently completed a Phase 2 clinical trial with ATI-5923 involving 66 patients. In this study, ATI-5923 achieved a significant improvement in the maintenance of these patients at the targeted level of anticoagulation and also demonstrated a significant reduction in the occurrence of dangerously low levels of anticoagulation compared to these patients’ historical levels of anticoagulation when on warfarin. In preliminary discussions, the U.S. Food and Drug Administration, or FDA, indicated that the standardized measurement of anticoagulation status known as the International Normalized Ratio, or INR, will likely be an acceptable surrogate and primary endpoint for ATI-5923’s clinical development. Using INR as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for ATI-5923 compared to clinical trials based on survival rates or other outcomes. In June 2008, we plan to initiate a double-blinded, placebo-controlled Phase 2 clinical trial involving approximately 600 patients that will study the efficacy of ATI-5923 in a head-to-head comparison to warfarin.

ATI-2042

ATI-2042 is an oral anti-arrhythmic agent in Phase 2 clinical development for the treatment of patients with atrial fibrillation. ATI-2042 was designed to have the efficacy of amiodarone, a drug that has been used for many years, despite its adverse side effects, because physicians consider it to be the most effective drug for treating patients with atrial fibrillation. Amiodarone accumulates in many different organs and can only be metabolized by CYP450, potentially leading to serious side effects that are not immediately reversible upon withdrawal of the drug. Since ATI-2042 is predominantly metabolized through the esterase pathway, accumulation in the organs and drug-drug interactions are expected to be reduced. We have completed a Phase 2 clinical trial with ATI-2042 involving six atrial fibrillation patients with implanted recordable pacemakers who failed previous drug therapy. ATI-2042 quickly reduced the amount of time these patients were in atrial fibrillation by up to 87%. We are conducting an additional Phase 2 clinical trial to further demonstrate the efficacy of ATI-2042 in patients with atrial fibrillation. We currently expect the top-line results from this clinical trial to be available by the end of 2008.

ATI-9242

ATI-9242 is a novel antipsychotic agent in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. ATI-9242’s receptor profile is targeted at the treatment of both the positive and the negative symptoms of schizophrenia as well as the improvement of cognitive function. To date, preclinical work has supported this profile. ATI-9242 is also designed to avoid certain drug-drug interactions by avoiding CYP450 enzymes for metabolism, as well as reduce certain metabolic problems associated with this class of therapy, including weight gain and type 2 diabetes. Schizophrenia is a chronic psychiatric disorder afflicting up to 1% of the world’s population. We received clearance from the FDA to initiate a Phase 1 clinical trial for ATI-9242 in April 2008, which is designed to test ATI-9242’s safety and tolerability. We currently expect to complete this clinical trial by the end of 2008.

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

Revenue and Collaboration with Procter & Gamble Pharmaceuticals

  In connection with our collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and recognized in our consolidated statement of operations as revenue on a straight-line basis over the performance and service period. We estimate on an on-going basis the expected duration of the performance and service period and adjust our recognition of deferred revenue accordingly. At present, we estimate that our performance period under the agreement will continue through January 2013. As of March 31, 2008, we have recognized a cumulative total of $6.5 million of the $25.0 million nonrefundable upfront license fee.

Under the terms of the agreement, we are obligated to provide certain transitional services to P&G. These transitional services represent the pass through of actual costs billed to ARYx by third party vendors, are standard support services for the biopharmaceutical industry and are readily available from multiple vendors. We are also entitled to compensation from P&G for specified development services provided by us. These services include product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program. Reimbursements we receive for these services are recorded as collaboration service revenue. Pursuant to the agreement, we are under no obligation to perform any such services. As of March 31, 2008, we have recognized a cumulative total of $2.4 million as collaboration service revenue. We anticipate that revenue related to these services in the future will be minimal and will decline as we transition to P&G direct responsibility for all development costs related to our ATI-7505 product candidate.

On February 29, 2008, we entered into an Amendment to the License, Development and Commercialization Agreement with P&G (the “Amendment”). The Amendment amends our existing License, Development and Commercialization Agreement between the parties, dated June 30, 2006 (the “Original Agreement”). Pursuant to the Original Agreement, P&G is obligated to deliver the final results of the thorough QT study (the “Study”) to us within a defined time period following the locking of the database.  The Amendment sets a new milestone date to extend the period of time for an analysis of the data and results from the Study. The large size of the Study produced at least 20,000 electrocardiogram (“ECG”) data points that require analysis. We have mutually agreed to use a third-party firm to perform a manual analysis of the ECGs which cannot be completed in the time period originally anticipated.  To allow for sufficient time to complete this analysis, the Original Agreement between us and P&G has been amended to extend the timeline for final results.  The original target set by us to receive the Study results in the first half of 2008 remains unchanged.

Revenue generated from the P&G agreement is currently our only source of revenue. We are at risk of loss of anticipated future revenue if P&G terminates the agreement or is unable or unwilling to remit to us amounts that will be owed in accordance with the terms of the agreement. P&G may terminate the agreement at any time pursuant to its terms.

Cost of Collaboration Service Revenue

Related to the service revenue we generate in connection with our collaboration agreement with P&G, we incur costs for certain services provided including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 program. These expenses are reported separately in our income statement as cost of collaboration service revenue. As of March 31, 2008, we have recorded a cumulative total of $2.4 million of expense related to these activities.

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

The following table summarizes our research and development expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Direct research and development expense by program:
ATI-7505	$75	$8
ATI-5923	1,586	467
ATI-2042	1,949	664
ATI-9242	546	307
Other research programs	254	74
Total direct research and development program expense	4,410	1,520
Personnel, administrative and other expense	3,216	3,124
Less: Research and development portion of the cost of collaboration service revenue	(26)	(127)
Total research and development expense	$7,600	$4,517

From our inception through March 31, 2008, we incurred total research and development expense of approximately $110.0 million. During the period from our inception through March 31, 2008, we estimate that approximately $22.3 million was incurred for our ATI-7505 program, approximately $16.3 million was incurred for our ATI-5923 program, approximately $19.5 million was incurred for our ATI-2042 program, approximately $4.3 million was incurred for our ATI-9242 program, and approximately $47.6 million was incurred (including internal and external activities) for our other programs that include research and development program expense, personnel, administrative and other expense.

 We designate development programs to which we have allocated significant research and development resources with the term “ATI” and a unique number. All of the product candidates designated with “ATI” are currently in development. The expenditures summarized in the above table reflect costs directly attributable to each development candidate and to our other research programs. We do not allocate salaries, employee benefits, or other indirect costs to our development candidates or other research programs and have included those expenses in “Personnel, administrative and other expense” in the above table. The portion of our research and development expense that is identified as cost of collaboration service revenue is included within a separate category of expense in our condensed consolidated financial statements and is subtracted from total expenses in the above table to derive total research and development expense as reported in our condensed consolidated financial statements.

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

Critical Accounting Policies and Significant Estimates

Our critical accounting policies are more fully described in Note 1 of the audited financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. There have been no material changes in our critical accounting policies during the three months ended March 31, 2008.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenue

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
		(in thousands)
Collaboration services	$68	$164	$(96)	(59)%
Technology license fees	974	974	—	—
Total revenue	$1,042	$1,138	$(96)	(8)%

Revenue for the three months ended March 31, 2008, as compared to the same period in 2007, decreased by 96,000, or 8%.  The decrease was due to a decrease in our collaboration service revenue consisting primarily of revenues billed to P&G for third party pass-through costs related to the pharmaceutical development of ATI-7505 and patent maintenance for ATI-7505.

Cost of Collaboration Service Revenue

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
		(in thousands)
Cost of collaboration service revenue	$68	$164	$(96)	(59)%

Cost of revenue was associated with our collaboration agreement with P&G. The decrease in cost of revenue for the three months ended March 31, 2008 as compared to the same period in 2007 was directly associated with the decrease in collaboration service revenue in the same period.

Research and Development Expense

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
		(in thousands)
Research and development expense	$7,600	$4,517	$3,083	68%

For the three months ended March 31, 2008, as compared to the same period in 2007, our research and development expense increased by approximately $3.1 million. The increase was primarily due to:

•                  a $1.0 million increase in external expenditures related to the completion of a Phase 2 clinical study on ATI-5923, and higher external pharmaceutical manufacturing and start-up costs in preparation for additional clinical studies on our ATI-5923 program;

•                  a $1.3 million increase in external expenditures related to a clinical study for our ATI-2042 program; and

•                  a $200,000 increase in external pharmaceutical manufacturing costs for clinical trial materials in preparation for clinical development of our ATI-9242 program and a $300,000 increase in spending on our other research programs.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
		(in thousands)
Selling, general and administrative expense	$2,932	$1,897	$1,035	55%

The higher selling, general and administrative expense for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to increases in personnel and personnel related costs, including stock compensation expense, higher compensation cost for non-employee directors, and increases in our legal, professional services and insurance costs, some of which was attributable to our transition as a public company.

Interest and Other Income, Net

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
		(in thousands)
Interest and other income, net	$549	$636	$(87)	(14)%

Interest and other income, net of other expenses, consists of interest income from our investments in marketable securities and benefits related to the reassessment of the fair value of our preferred stock warrant liability prior to the conversion of our preferred stock warrants into common stock warrants. Lower interest income for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily attributable to lower average cash and investment balances and a general decline in yields for investments held in our investment portfolio.

Interest Expense

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
		(in thousands)
Interest expense	$494	332	$162	49%

The increase in interest expense for three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to additional interest expense related to the amortization of warrants and the utilization of the additional $9.0 million loan facility extended to us by Lighthouse Capital Partners.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash (used in) provided by:
Operating activities	(9,986)	(6,243)
Investing activities	4,849	3,863
Financing activities	8,229	(672)
Total cash (used) provided	3,092	(3,052)

In November 2007, we completed our initial public offering of common stock and received aggregate net proceeds of approximately $43.8 million. Prior to our initial public offering, we financed our operations primarily through the private placement of equity securities, receiving aggregate net proceeds from such sales totaling $110.7 million. In August 2006, we received a $25.0 million nonrefundable upfront license fee in connection with our collaboration agreement with P&G. As of March 31, 2008, we had $60.6 million in cash, cash equivalents and marketable securities and a $68,000 receivable from P&G. Since inception, we have incurred significant net operating losses and, as of March 31, 2008, we had an accumulated deficit of $132.2 million. We have not achieved profitability and anticipate that we will continue to incur significant net losses for the next several years. We believe that our current capital resources will be sufficient to fund our planned operations for at least the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2008 was $10.0 million as compared to $6.2 million for the same period in 2007. Net cash used in each of these periods was due to the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities.

Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2008 as compared to $3.9 million for the same period in 2007. Investing activities consist primarily of purchases and sales of marketable securities and property and equipment purchases. Purchases of property and equipment were $416,000 and $133,000 for the three months ended March 31, 2008 and 2007, respectively. Net sale of our marketable securities provided $5.6 million and $4.0 million to fund our operations for the three months ended March 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $8.2 million during the three months ended March 31, 2008 and was primarily due to the utilization of the additional $9.0 million loan facility extended to us by Lighthouse Capital Partners, partially offset by $760,000 in principal payment on our long-term debt. Net cash used in financing activities was $672,000 during the three months ended March 31, 2007 due to principal payments on our long-term debt.

On March 28, 2005, we entered into a loan agreement with Lighthouse Capital Partners that was amended on October 19, 2007. The original agreement provided for up to $10.0 million in debt financing. The agreement was amended in October 2007 to provide for up to $9.0 million of additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. The original outstanding promissory note provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allows for prepayment of principal with respect to the original promissory note whereupon the $1.2 million terminal interest payment is accelerated and due at the time of prepayment of the outstanding loan balance. The amended agreement provides that additional amounts borrowed under a new promissory note will be subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at a fixed rate of the prime rate plus 2.0%, to be fixed as of September 2008. In addition, we will be obligated to make a final interest payment of 7.5% of the amount borrowed at loan maturity. The agreement contains no financial covenants. Default terms under the agreement are standard terms including borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, bankruptcy and other standard provisions. Under the terms of the loan agreement, as amended, Lighthouse Capital Partners has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The loan agreement precludes us from incurring additional material debt amounts with the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness. As of March 31, 2008, we had fully utilized the total debt commitment available under the loan agreement, as amended, and had a total unpaid principal balance outstanding of $13.7 million.

        Our debt financing with GE provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve’s three-year and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have three promissory notes outstanding under the agreement with stated interest rates ranging from 11.73% to 12.89%. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. Funds borrowed under the agreement are secured by specific equipment assets and GE has a first priority security interest in those assets. The agreement contains no financial covenants and no warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. The arrangement provides for monthly payments of principal and interest through July 2010. As of March 31, 2008, the total unpaid principal balance outstanding under our existing GE equipment loans was $787,000.

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

Contractual Obligations

In February 2008, we fully utilized the additional $9.0 million loan facility pursuant to the terms of the amended loan agreement with Lighthouse Capital Partners dated October 19, 2007. The amended loan agreement provides for a seven-month interest-only period and a 36 month repayment term which will begin on October 1, 2008. There were no additional material changes in our contractual obligations from those disclosed in our annual report on Form 10-K filed with the SEC on March 17, 2008, other than scheduled payments made through March 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to our market risk from those disclosed in our annual report on Form 10-K filed with the SEC on March 17, 2008.  As of March 31, 2008, we held $2.0 million of auction rate securities in our marketable securities portfolio. Since the beginning of 2008, we have experienced failed auctions of certain of the auction rate securities held in our portfolio. While we believe the failed auctions that we have experienced thus far in 2008 are the result of temporary market conditions, we have reevaluated the fair value of the auction rate securities in our portfolio in light of current market conditions. Based on this reevaluation, we recorded $55,000 in unrealized losses as a component of other comprehensive loss as of March 31, 2008, representing a 6.3% reduction to the carrying value of two of our auction rate holdings.

Subsequent to March 31, 2008, we liquidated $1.1 million of our auction rate holdings and as of May 1, 2008, $950,000 of auction rate securities, at par value, remained in our portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of March 31, 2008.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and our investors may lose all or part of their investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission on March 17, 2008. In assessing these risks, you should also refer to the other information contained in this quarterly report on Form 10-Q, including our financial statements and related notes.

Risks Related to Our Business and Industry

        We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.*

        We have a limited operating history and have incurred significant losses since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $132.2 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, we estimate our cost of establishing a 100-person specialty sales force to co-promote ATI-7505 to amount to approximately $20.0 million. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

        Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financings, debt financings and a single corporate partnership with P&G. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

        Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.*

        Our three most advanced product candidates are in Phase 2 clinical trials and a fourth compound entered into Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

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

        To date, we have established a single corporate partnership with P&G to develop and commercialize ATI-7505. Collaborative arrangements do not currently exist for our other product candidates. If we do not establish collaborations for each of our ATI-5923, ATI-2042 and ATI-9242 product candidates or future product candidates, we may have to alter our development and commercialization plans.*

        Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including ATI-7505 (in place with P&G), ATI-5923, ATI-2042 and ATI-9242. We intend to seek partners because the commercialization of each of our first four product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have the capabilities to perform Phase 3 clinical trials. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

        Safety issues relating to our product candidates or the original drugs upon which our product candidates have been modeled, or relating to approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process.*

        Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Each of the opportunities upon which we have chosen to focus is based upon our belief that our RetroMetabolic Drug Design technology can be used to create a new product based upon an existing product which is efficacious in treating a specific condition, but which has a known safety problem. Each of our four lead product candidates is modeled on drugs which have significant safety problems. ATI-7505 is modeled on cisapride which was withdrawn from the market due to fatal cardiac problems. ATI-5923 is modeled on warfarin which is known to have safety risks because of its potential for bleeding and for drug-drug interactions with numerous other drugs as listed on the package insert for the product. ATI-2042 is modeled on amiodarone which is used, but not approved, for atrial fibrillation in spite of known safety problems due to its accumulation in the body and interaction with other drugs. Both amiodarone and ATI-2042 contain iodine which can accumulate in the thyroid and must be monitored for safety purposes. As will be required with each of our product candidates, P&G is performing the standard regulatory study designed to more definitively determine what effect, if any, ATI-7505 has on Qt interval, or a measure of the relaxation phase of the heart which occurs after each beat. In addition, ATI-2042 is partially metabolized by CYP450 and, at high dose levels has caused drug-drug interactions with warfarin which increased INR and could increase the risk of hemorrhage complications. ATI-9242 is modeled to retain certain of the positive features of the class of atypical antipsychotic drugs while lessening certain of the safety issues that vary but exist within the class. The receptor profile which yields the positive and avoids the negative features of this class of drugs is a matter of great debate. While we have designed ATI-9242 to have an appropriate balance across a very complex set of receptors, we may have targeted an inappropriate profile or the profile attained may result in an unanticipated lack of efficacy or safety problems. Although we have designed our drugs to largely address each of the original drugs’ key safety problems, we will need to continue to demonstrate this through continued clinical testing. It is possible that the FDA may impose additional requirements on the development or approval of our products because of its concern about the original drug’s safety problems. These potential additional barriers could delay, increase the cost of, or prevent the commercialization of our product candidates.

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

        Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as our product candidates could adversely affect the development of our product candidates. For example, the recent product withdrawals of Vioxx by Merck & Co., Inc. and Bextra by Pfizer because of safety issues caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. Another prokinetic, tegaserod marketed by Novartis Pharmaceuticals Corporation as Zelnorm, was temporarily withdrawn from the market and then reintroduced in a very limited manner due to certain cardiac effects which we believe were related to its off-target effects. It is possible we may be required by regulatory agencies to perform tests, in addition to those we have planned, in order to demonstrate that ATI-7505 does not have the safety problems associated with Zelnorm. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

        We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

        Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to fund our operations, including research and development expenses and costs associated with the conduct of clinical trials for our product candidates. Net cash used in operating activities was $10.0 million and $6.3 million in the three months ended March 31, 2008 and 2007, respectively. We expect that our net cash used in operations will increase significantly in each of the next several years in order to support our operations and complete the development and commercialization of our product candidates. We will need to raise additional capital to fund our operations and complete the development of our product candidates. It is our intention to enter into collaborations to commercialize our products, but we retained the commercial right to co-promote ATI-7505 to selected physicians through a specialty sales force. If ATI-7505 or any other product candidates receive regulatory approval for commercial sale, we will need to raise additional capital to fund our portion of the commercialization efforts. Our future funding requirements will depend on many factors, including:

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

        We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources will enable us to maintain currently planned operations into the fourth quarter of 2009. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization.

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

        We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.*

        We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on our existing corporate partner for ATI-7505, and for each of our other product candidates we must rely on third parties such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. To date, we have utilized more than 15 vendors to provide clinical trial management, data collection and analysis, laboratory and safety analysis services to us in the conduct of our clinical trials. In addition, to date we have conducted our clinical trials at more than 105 sites in North America and Europe. Our corporate partner for ATI-7505, P&G, also engages third parties to conduct clinical trials. Nonetheless, we or our corporate partner are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised owing to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

        If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.*

        Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. We rely on composition of matter patents for the compounds we develop. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

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

        Our ability and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Recent patent-related decisions in the United States Federal Courts may make protection of patents in our industry even more difficult. Similarly, the U.S. Patent and Trademark Office, or USPTO, recently attempted to promulgate changes to patent rules that could have materially affected the ability of companies in our industry to obtain patents. An April 1, 2008 decision by the U.S. District Court for the Eastern District of Virginia set aside the new rules, but the USPTO has indicated that they intend to appeal the decision. The USPTO has further proposed rule changes that could be enacted at any time. While such rule changes may also be challenged, there is no guarantee of a decision that is favorable to patent holders’ rights.  In addition to the changes originating in the courts and the USPTO, Congress has been debating the enactment of substantial changes to U.S. patent law, which may make obtaining new patents more difficult, diminish the value of our intellectual property or narrow the scope of our patent protection. The patent reform bill has passed in the House (H.R. 1908) but has not yet passed in the Senate (S. 1145). At present, it is uncertain whether S.1145 will be introduced or passed in the current session of Congress.  It is also uncertain whether the bills will be reintroduced in future years if not passed this year. The above-described changes, as well as future changes, to either patent rules, patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain.

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

        As of March 31 2008, we held 41 issued or allowed U.S. patents and had 17 patent applications pending before the U.S. Patent and Trademark Office, or USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 41 U.S. patents that we hold, 37 patents are compound- and composition-related, having expiration dates from 2013 to 2025.  The composition of matter patent for our lead compound ATI-7505 for the treatment of gastrointestinal disorders issued in February 2007, and has an expiration date in 2025. Our composition of matter patent for ATI-5923, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. Our composition of matter patent for ATI-2042, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

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

        If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed. *

        We presently do not have sufficient quantities of our product candidates to complete clinical trials of any of our lead product candidates. We do not currently own or operate manufacturing facilities, and we rely and expect to continue to rely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of our product candidates. We do not have long-term agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.

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

        The starting materials for the production of ATI-5923 are provided by Synquest Labs, Inc. and Chem Uetikon, GmbH. To date, the active pharmaceutical ingredient for ATI-5923 has been produced by ChemShop BV of the Netherlands and Corum Inc. of Taiwan on an ongoing purchase order basis. We have also transferred the ATI-5923 manufacturing processes to an additional vendor, Ampac Fine Chemicals, or Ampac, and are currently qualifying this vendor. Should ChemShop BV or Corum Inc. cease to serve as the supplier of ATI-5923 and our current vendor qualification efforts fail, a delay in the development of ATI-5923 could occur, impairing our ability to commercialize ATI-5923 on our existing timeline. ATI-5923’s active pharmaceutical ingredient is processed into 1 milligram, 2 milligram, 5 milligram or 10 milligram tablets by QS Pharma.

        The starting materials for the production of ATI-2042 are provided by the following vendors: SCI Pharmtech, Inc., Lexen Inc., Panchim, Julich GmbH and Weylchem Inc. To date, Ricerca, Biosciences, LLC, ScinoPharm Ltd. and SCI Pharmtech have produced all of ATI-2042’s active pharmaceutical ingredient. Historically, we have relied on Ricerca and ScinoPharm as single-source suppliers for ATI-2042’s active pharmaceutical ingredients. In the event that Ricerca, Biosciences, LLC, ScinoPharm Ltd. or SCI Pharmtech could not produce ATI-2042, we would not be able to manufacture ATI-2042’s active pharmaceutical ingredient. This could delay the development of, and impair our ability to, commercialize ATI-2042. To produce ATI-2042 drug product, drug substance is processed into 50 milligram or 200 milligram capsule forms by Patheon Inc.

        The starting materials for the production of ATI-9242 are provided by the following vendors: Corum Inc., Alfa Aesar, Apollo Scientific Ltd., and SKECHEM. To date, the active pharmaceutical ingredient for ATI-9242 has been produced exclusively by Corum Inc. in Taiwan. In the event that Corum Inc. could not produce ATI-9242, we would not be able to manufacture ATI-9242’s active pharmaceutical ingredient. This could delay the development of, and impair our ability to, commercialize ATI-9242. To produce ATI-9242 drug product, drug substance is processed into 20 milligram capsule form by Xcelience LLC.

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

        We may not be successful in our efforts to identify or discover additional candidates using our RetroMetabolic Drug Design Technology. *

        An important element of our strategy is to continue to identify existing molecules which have demonstrated efficacy, but have safety problems that are amenable to our RetroMetabolic Drug Design technology. Other than ATI-7505, ATI-2042, ATI-5923 and ATI-9242, all of our programs are in the preclinical or discovery stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

        Our ability to generate revenue from any products that we may develop will depend on reimbursement and drug pricing policies and regulations. *

        Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe that the safety profile of any products that we may develop will be sufficiently different from the original drugs from which they are modeled to be considered unique and not subject to substitution by a generic of the original drug in the case of ATI-2042 and ATI-5923, it is possible that a third-party payor may consider our product candidate and the generic original drug as equivalents and only offer to reimburse patients for the generic drug. There are five atypical antipsychotics which currently dominate an estimated $16 billion market for such drugs. Most will be generic competitors against ATI-9242 if it ever reaches the marketplace. While we have designed ATI-9242 to have the improved efficacy and safety features over the existing atypical antipsychotics, these desired features may not be proven in clinical testing or payors may be unwilling to pay a higher price for improved features when generic alternatives are available. Even if we show improved safety with our product candidates, pricing of the existing original drug may limit the amount we will be able to charge for each of our product candidates. In the case of ATI-7505, the original molecule, cisapride, was withdrawn from the market and no generic version exists, but there are many competitive products which may limit the amount we can charge for this product candidate. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

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

        If our competitors are able to develop and market products that are more effective, safer or less costly than any products that we may develop, our commercial opportunity will be reduced or eliminated. *

        We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.

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

Competition for ATI-9242 will likely come from the five largest selling atypical antipsychotics: Risperdal by Janssen Pharmaceutica, Seroquel by AstraZeneca Pharmaceuticals LP, Zyprexa by Eli Lilly and Company, Abilify by Bristol-Myers Squibb/Otsuka America Pharmaceutical, Inc., and Geodon by Pfizer Inc., which sold a collective $15.7 billion in 2007. It is likely that virtually all of these would be sold as generic versions by the time ATI-9242 could come to market. Other antipsychotics are in development which may also be competitive to ATI-9242.

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

        If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of any products that we may develop. *

        We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We have product liability insurance that covers our clinical trials up to an aggregate $10.0 million annual limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any products that we may develop. Insurance coverage is increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow our business and organization and to satisfy new reporting requirements.*

As a public reporting company, we need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We are continuing to upgrade our finance and accounting systems, procedures and controls and may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2008. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2008, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price and our ability to raise capital.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. *

Based on our outstanding shares as of February 29, 2008, our executive officers, directors and holders of 5.0% or more of our outstanding common stock beneficially own approximately 39.2% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of March 31, 2008, we had 17,664,713 shares of common stock outstanding. The five million shares of common stock sold in our initial public offering are freely tradable without restriction in the public market unless held by an affiliate of ours. Any common stock purchased by affiliates in the initial public offering is subject to the lock-up agreements relating to our initial public offering. Morgan Stanley & Co. Incorporated, as representative of the underwriters for our initial public offering, may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements. The 180-day restricted period under the lock-up agreements may be extended under specified circumstances. In addition, the shares that are either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of March 31, 2008, the holders of approximately 11,415,130 shares of common stock based on shares outstanding, including 189,647 shares underlying outstanding warrants, will be entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to initiate a registration and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. In addition, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register up to 2,638,845 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(2)	Bylaws.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(2)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(2)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(2)	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its security holders.

4.7(2)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

10.22	Amendment to License, Development and Commercialization Agreement, dated June 30, 2006, by and between the Registrant and Proctor & Gamble Pharmaceuticals, Inc., dated February 29, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 13, 2008

ARYx Therapeutics, Inc.

By:	/s/ Paul Goddard
Paul Goddard, Ph.D.
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(2)	Bylaws.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(2)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(2)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(2)	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its security holders.

4.7(2)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

10.22	Amendment to License, Development and Commercialization Agreement, dated June 30, 2006, by and between the Registrant and Proctor & Gamble Pharmaceuticals, Inc., dated February 29, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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