Form 10-Q
period 2008-06-30
ARYx Therapeutics, Inc.
filed 2008-08-13
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, 17,683,145 shares of the registrant’s common stock, $0.001 par value, were outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,536	$55,476
Marketable securities	12,877	7,640
Restricted cash - current	150	150
Prepaid research and development expenses	1,321	582
Other prepaid, receivable, and current assets	835	1,051
Total current assets	49,719	64,899
Restricted cash	1,203	903
Property and equipment, net	3,687	3,655
Other assets	266	168
Total assets	$54,875	$69,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415	$1,369
Accrued compensation	730	1,055
Accrued research and development expenses	3,933	2,510
Current portion of notes payable	5,631	3,536
Current portion of deferred revenue	17,544	3,913
Other accrued liabilities	916	1,074
Total current liabilities	29,169	13,457
Deferred lease credit	1,617	1,793
Notes payable	8,838	3,444
Deferred revenue	—	15,584
Commitments and contingencies
Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	159,466	158,053
Accumulated other comprehensive loss	(110)	—
Accumulated deficit	(144,123)	(122,724)
Total stockholders’ equity	15,251	35,347
Total liabilities and stockholders’ equity	$54,875	$69,625

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Collaboration services	$164	$22	$232	$186
Technology license fees	974	974	1,948	1,948
Total revenue	1,138	996	2,180	2,134

Costs and expenses:
Cost of collaboration service revenue	164	22	232	186
Research and development	10,045	6,499	17,645	11,016
Selling, general and administrative	2,664	1,727	5,596	3,624
Total costs and expenses	12,873	8,248	23,473	14,826
Loss from operations	(11,735)	(7,252)	(21,293)	(12,692)

Interest and other income, net	308	543	857	1,179
Interest expense	(469)	(311)	(963)	(643)
Net loss	(11,896)	(7,020)	(21,399)	(12,156)

Basic and diluted net loss per share	$(0.67)	$(6.50)	$(1.21)	$(11.41)
Weighted average shares used to compute basic and diluted net loss per share	17,641	1,080	17,636	1,065

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(21,399)	$(12,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	512
Amortization of warrants and revaluation to fair value	214	7
Stock-based compensation	1,137	479
Change in assets and liabilities:
Prepaid research and development expenses	(739)	(550)
Other prepaid, receivable, and assets	136	(147)
Accounts payable and other accrued liabilities	(1,133)	(511)
Accrued compensation	(325)	(32)
Accrued research and development expenses	1,423	1,150
Deferred lease credit	(176)	(163)
Deferred revenue	(1,953)	(1,912)
Net cash used in operating activities	(22,250)	(13,323)

Cash flows from investing activities:
Purchases of marketable securities	(13,232)	(10,474)
Proceeds from sales of marketable securities	3,475	5,490
Proceeds from maturities of marketable securities	4,390	16,055
Increase in restricted cash	(300)	(150)
Purchases of fixed assets	(556)	(236)
Net cash (used in) provided by investing activities	(6,223)	10,685

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock, net of offering cost in connection with our initial public offering in November 2007	44	38
Proceeds from issuance of notes payable	9,000	—
Principal payments on notes payable	(1,511)	(1,409)
Net cash provided by (used in) financing activities	7,533	(1,371)

Net increase (decrease) in cash and cash equivalents	(20,940)	(4,009)
Cash and cash equivalents at beginning of period	55,476	18,660
Cash and cash equivalents at end of period	$34,536	$14,651

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In this report, “ARYx,” “we,” “us” and “our” refer to ARYx Therapeutics, Inc. “Common Stock” refers to ARYx’s common stock, par value $0.001 per share. “Preferred Stock” refers to ARYx’s convertible preferred stock, $0.001 per share.

1.  Organization and Summary of Significant Accounting Policies

The Company

ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, ATI-5923, designed to have the same therapeutic benefits as warfarin currently in Phase 2/3 clinical trials for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral anti-arrhythmic agent, ATI-2042, designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical trials for the treatment of schizophrenia and other psychiatric disorders; and an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical trials for the treatment of chronic constipation, gastroesophageal reflux disease and symptoms associated with functional dyspepsia. We have multiple product candidates in preclinical development.

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

Marketable Securities and the Adoption of SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal year beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities became effective for us beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

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

The following table summarizes our available-for-sale securities portfolio as of June 30, 2008, and provides a reconciliation of the beginning and ending balance of our auction rate securities measured at fair value using significant other observable and unobservable inputs during the three months ended June 30, 2008:

		Fair Value Measurements Using
Available-For-Sale Securities Portfolio	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market fund	$15,205	$15,205	$—	$—
U.S. government agencies debt	10,020	10,020	—	—
Commercial paper	11,171	11,171	—	—
Corporate debt securities	1,562	1,562	—	—
Auction rate securities:
Beginning balance as of March 31, 2008	2,020	—	1,200	820
Purchases	—	—	—	—
Sales and maturities	(1,200)	—	(1,200)	—
Unrealized losses included in other comprehensive income	(22)	—	—	(22)
Transfer in (out) between Level 2 and 3	—	—	—	—
Ending balance as of June 30, 2008	798	—	—	798
Total available-for-sale securities	$38,756	$37,958	$—	$798

As of June 30, 2008, we held in our marketable securities portfolio two auction rate securities with an aggregate par value of $875,000. Beginning in early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. However, during the first half of 2008 we did experience liquidity in the market for auction rate securities as all but two of our auction rate holdings were either redeemed by the original issuers or were sold at par value in the open market. Based on our recent experience with the liquidity of our own auction rate portfolio and our expectations regarding near-term market conditions, we concluded that the impairment to the fair value of our auction rate holdings as of June 30, 2008, is not other-than-temporary in accordance with guidance provided by FSP FAS 115-1. Accordingly, we classify our two remaining auction rate holdings as current assets as we intend to liquidate these instruments as soon as liquidity for these instruments is available to us.

The recent failure of some auctions and the resulting lack of liquidity require that certain of these securities be measured using Level 3 inputs in accordance with guidance provided by SFAS 157. The fair value of our two remaining auction rate securities which are classified as Level 3 instruments at June 30, 2008 was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instruments, expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for those securities, and marketability discounts. We revise our estimates for each input as of each financial statement reporting period based upon known and expected market conditions as well as specific information we have regarding each instrument. We have determined that as of June 30, 2008, the aggregate fair value of our two remaining auction rate instruments was $798,000, net of an estimated $77,000 unrealized loss representing an aggregate 8.8% reduction in the carrying value for these instruments. The reduction in carrying value is reflected in our condensed consolidate balance sheet as a component of other comprehensive loss as of June 30, 2008.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses on our marketable securities. Comprehensive loss for the three months ended June 30, 2008 and 2007 was $12.0 million and $7.0 million, respectively, and for the six months ended June 30, 2008 and 2007 was $21.5 million and $12.2 million, respectively.

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

The following table presents the calculation of historical basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(11,896)	$(7,020)	$(21,399)	$(12,156)
Denominator:
Weighted average common shares outstanding	17,668	1,114	17,664	1,092
Less: Weighted average unvested restricted common shares	(27)	(34)	(28)	(27)
Weighted average common shares used in computing basic and diluted net loss per share	17,641	1,080	17,636	1,065
Basic and diluted net loss per share	$(0.67)	$(6.50)	$(1.21)	$(11.41)

For the three months ended June 30, 2008, shares and per share amounts above reflect the conversion of all of our outstanding convertible preferred stock into common stock upon the closing of our initial public offering on November 13, 2007.

The following common stock equivalent shares related to our convertible preferred stock, warrants and stock options were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Series A convertible preferred stock (as if converted)	—	126	—	126
Series B convertible preferred stock (as if converted)	—	105	—	105
Series C convertible preferred stock (as if converted)	—	2,826	—	2,826
Series D convertible preferred stock (as if converted)	—	5,539	—	5,539

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Series E convertible preferred stock (as if converted)	—	2,819	—	2,819
Warrants to purchase Series C convertible preferred stock (as if exercised and converted)	—	11	—	11
Warrants to purchase Series D convertible preferred stock (as if exercised and converted)	—	101	—	101
Warrants to purchase common stock (as if exercised)	190	—	190	—
Outstanding common stock options	2,354	1,793	2,354	1,793
	2,544	13,320	2,544	13,320

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

2.  Revenue Recognition

On June 30, 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, pursuant to which P&G would develop and commercialize ATI-7505, our product candidate for the treatment of gastrointestinal disorders such as chronic constipation, functional dyspepsia, gastroesophageal reflux disease, gastroparesis and irritable bowel syndrome with constipation. In connection with the collaboration agreement, P&G paid us a $25.0 million nonrefundable upfront license fee. As of July 2, 2008, the collaboration agreement with P&G was terminated. See Note 6 – Subsequent Event for further discussion.

In accordance with our revenue recognition policy, the $25.0 million nonrefundable upfront license fee was deferred upon receipt, as objective evidence of the fair value of the undelivered elements under the agreement could not be established. This fee is being recognized as revenue on a straight-line basis over our estimated obligatory performance period under the terms of the collaboration agreement. As of June 30, 2008, a cumulative total of $7.5 million of the $25.0 million upfront payment had been recognized as revenue.  In connection with the termination of the collaboration agreement, the obligatory performance period has effectively ended and accordingly, we classify the remaining $17.5 million deferred revenue as a current liability.

Under the collaboration agreement, we were obligated to provide certain transitional services to P&G which were fully reimbursable to ARYx by P&G. These transitional services represented the pass through of actual costs billed to us by third party vendors, were standard support services for the biopharmaceutical industry and were readily available from multiple vendors. We were also entitled to compensation from P&G for certain pre-determined development services, such as formulation, development and manufacturing of drug substance and products, as well as other activities related to the licensed technology. As of June 30, 2008, we have recognized a cumulative total of $2.6 million as collaboration service revenue since the commencement of our collaboration arrangement with P&G and costs associated with these services are included in the cost of collaboration service revenue.

3.  Debt Financing

In March 2005, we entered into a loan agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) that was amended on October 19, 2007. The original agreement provided for up to $10.0 million in debt financing. The amended agreement provides for up to $9.0 million in additional financing for a total of $19.0 million made available over the life of the facility. We issued two warrants to Lighthouse in connection with the original agreement and the amended agreement. As of June 30, 2008, these warrants are exercisable for an aggregate of 100,704 shares of our common stock at an exercise price of $9.93 per share and 83,332 shares of our common stock at an exercise price of $10.80.

In February 2008, we borrowed the additional $9.0 million available to us under the loan facility pursuant to the terms of the amended loan agreement dated October 19, 2007. The amended loan agreement provides for a seven-month interest-only period and a 36 month repayment term which will begin on October 1, 2008. The related promissory note provides for monthly cash payments of principal and interest at an interest rate equal to the higher of 7.75% or the prime rate plus 200 basis points per annum to be fixed as of October 1, 2008, and a balloon interest payment of $675,000 to be made in September 2011. The loan agreement allows for prepayment of principal with respect to the promissory note whereupon the $675,000 terminal interest payment is accelerated and due at the time of prepayment of the loan balance.

4.  Warrants

Upon completion of our initial public offering in November 2007, all outstanding warrants to purchase our convertible preferred stock were converted into warrants to purchase our common stock in accordance with their original terms.

As of June 30, 2008, the following warrants were issued and outstanding:

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

We follow guidance under SFAS 150, and EITF 96-18 prior, to measure the fair value of these warrants on the date of issuance using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate ranging from 3.27% to 4.10%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. The fair value of the warrant issued to ATEL was fully amortized as of December 31, 2005. The fair value of the first warrant issued to Lighthouse was recorded in three separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended December 31, 2005, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 42 months. The fair value of the second warrant issued to Lighthouse was recorded in two separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended March 1, 2008, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 36 months. Amortization of the fair value of the warrants was charged to interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Lighthouse – Warrant 1	$23	$23	$47	$47
Lighthouse – Warrant 2	16	—	167	—
	$39	$23	$214	$47

The warrants may be exercised using the net exercise method. Under this method, the number of shares issued upon exercise is reduced by an amount equal to the product of the number of shares subject to the exercise and the exercise price per share, divided by the fair value of convertible preferred stock on the date of the exercise. The number of shares issued upon exercise of the warrants, and the exercise price per share, are adjustable in the event of stock splits, dividends and similar fundamental changes. No warrant was exercised during the three and six month periods ended June 30, 2008.  In June 2007, Life Science Group, Inc. exercised their first warrant on a net exercise basis which resulted in the issuance of 1,055 shares of our Series C convertible preferred stock prior to the conversion to an equal number of common shares.

Before conversion of the convertible preferred stock warrants into common stock warrants, we followed guidance under SFAS 150 and re-measured the fair value of these warrants on each subsequent balance sheet date until the date of conversion using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate between 3.78% and 4.96%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. Accordingly, we recorded interest and other income of $21,000 and $40,000 to reflect the decrease in fair value of the then preferred stock warrant liability for the three and six months ended June 30, 2007, respectively, before the conversion of the warrants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	73%	73%	73%	73%
Expected term (in years)	4.6	4.0	4.6	4.1
Weighted-average risk-free interest rate	3.27%	4.44%	2.66%	4.63%
Expected dividends	—	—	—	—
Weighted-average grant date fair value per share	$3.83	$1.88	$4.35	$1.90

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

Total compensation cost that has been recorded in the statement of operations, which includes stock-based compensation expense under SFAS 123R and the value of options issued to non-employees for services rendered, are allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Research and development:
Officer compensation	$84	$42	$160	$77
Employee and consultant compensation	161	71	332	128
Selling, general and administrative:
Director and officer compensation	279	92	555	245
Employee and consultant compensation	48	16	90	29
	$572	$221	$1,137	$479

As of June 30, 2008, total compensation cost related to unvested stock options not yet recognized was $2.7 million, which is expected to be allocated to expense over a weighted-average period of 1.45 years. As a result of stock option exercises, we issued 16,278 shares and 8,360 shares of common stock during the three months ended June 30, 2008 and 2007, respectively, and 27,343 shares and 21,771 shares of common stock during the six months ended June 30, 2008 and 2007, respectively.

6.  Subsequent Event

On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement between P&G and ARYx, effective July 2, 2008. In connection with the termination of the collaboration agreement, the obligatory performance period has effectively ended and pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the $25 million upfront license fee to P&G. Accordingly, we classify the remaining $17.5 million deferred revenue as a current liability. In addition, effective with P&G’s notice of termination, we no longer provide support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us.

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

Overview

ARYx Therapeutics, Inc. is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We were incorporated in the State of California on February 28, 1997 and reincorporated in the State of Delaware on August 29, 2007. We maintain a wholly-owned subsidiary, ARYx Therapeutics Limited, with registered offices in the United Kingdom, which has had no operations since its inception in September 2004 and was established to serve as a legal entity in support of our clinical trial activities conducted in Europe.

We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. The following is a summary of our product candidates that are currently in clinical development:

ATI-5923

ATI-5923 is an oral anticoagulant in Phase 2/3 clinical trials for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. ATI-5923 was designed to have the same therapeutic benefits as the drug warfarin, which for over 50 years has been the treatment of choice as an oral anticoagulant. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed ATI-5923 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. This can put patients at risk for either life-threatening clotting or bleeding. In preclinical testing, it appears that ATI-5923 may have a more predictable rate of anticoagulation than warfarin, although confirmation of this observation will require substantial additional clinical data. We completed a Phase 2 clinical trial with ATI-5923 involving 66 patients. In this study, ATI-5923 achieved a significant improvement in the maintenance of these patients at the targeted level of anticoagulation and also demonstrated a significant reduction in the occurrence of dangerously low levels of anticoagulation compared to these patients’ historical levels of anticoagulation when on warfarin. We have also completed a pilot study of 50 patients to prepare for a recently-initiated large Phase 2/3 trial. In the pilot trial, we successfully established the trial methodologies for the blinded Phase 2/3 trial, and, even though the primary purpose of the pilot trial was not to measure the effectiveness of ATI-5923 in achieving the patient’s target INR, the efficacy results essentially matched those of the earlier 66 patient study. In June 2008, we initiated a double-blinded, placebo-controlled Phase 2/3 clinical trial involving approximately 600 patients that will study the efficacy of ATI-5923 in a head-to-head comparison to warfarin. In preliminary discussions, the U.S. Food and Drug Administration, or FDA, indicated that the standardized measurement of anticoagulation status known as the International Normalized Ratio, or INR, will likely be an acceptable surrogate and primary endpoint for ATI-5923’s clinical development. Using INR as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for ATI-5923 compared to clinical trials based on survival rates or other outcomes. Based upon other discussions with the FDA, we will request that the FDA consider the current Phase 2/3 trial part of the patient population needed to seek commercial approval in order to qualify it as a Phase 3 trial.

ATI-2042

ATI-2042 is an oral anti-arrhythmic agent in Phase 2 clinical development for the treatment of patients with atrial fibrillation. ATI-2042 was designed to have the efficacy of amiodarone, a drug that has been used for many years, despite its adverse side effects, because physicians consider it to be the most effective drug for treating patients with atrial fibrillation. Amiodarone accumulates in many different organs and can only be metabolized by CYP450, potentially leading to serious side effects that are not immediately reversible upon withdrawal of the drug. Since ATI-2042 is predominantly metabolized through the esterase pathway, accumulation in the organs and drug-drug interactions are expected to be reduced. We have completed a Phase 2 clinical trial with ATI-2042 involving six atrial fibrillation patients with implanted recordable pacemakers who failed previous drug therapy. ATI-2042 quickly reduced the amount of time these patients were in atrial fibrillation by up to 87%. We are conducting an additional Phase 2 clinical trial to further demonstrate the efficacy of ATI-2042 in patients with atrial fibrillation. Enrollment in this trial is complete and we currently expect to have top-line efficacy results by the end of 2008.

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

ATI-7505

ATI-7505 is an oral prokinetic drug or an agent that speeds up the motion of contents through the gut, which has successfully completed Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, and functional dyspepsia. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson as Propulsid in the United States. Launched in 1993, cisapride reached sales of over $1.0 billion before it was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of the drug rose significantly when CYP450 clearance was blocked because of the presence of other drugs cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as off-target cardiovascular effects. We have treated more than 500 patients with ATI-7505 as part of our clinical trial program, including three Phase 2 trials. Based upon the data generated in these clinical trials, in June 2006 we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize ATI-7505.  On July 2, 2008, we announced the overall successful results of a QT study (TQT) on ATI-7505, which we believe support the favorable cardiac safety profile of the agent. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement between P&G and ARYx, effective July 2, 2008. Upon termination of the agreement by P&G, all rights to ATI-7505 reverted to ARYx. We intend to submit the results of the TQT study to the FDA and subsequently seek a new collaboration partner for ATI-7505.

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

Revenue

  In connection with our collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and recognized in our consolidated statement of operations as revenue on a straight-line basis over the performance and service period. Upon termination of the collaboration agreement on July 2, 2008, the performance and service period effectively ended and pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G. As of June 30, 2008, we have recognized a cumulative total of $7.5 million of the $25.0 million nonrefundable upfront license fee. Following the termination of the collaboration agreement, the remaining $17.5 million is deemed fully earned and we expect that we will recognize the remaining deferred revenue in the third quarter of 2008.

Under the terms of the collaboration agreement, we were obligated to provide certain transitional services to P&G. These transitional services represented the pass through of actual costs billed to ARYx by third party vendors, were standard support services for the biopharmaceutical industry and were readily available from multiple vendors. We were also entitled to compensation from P&G for specified development services provided by us. These services included product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program. Reimbursements we received for these services have been recorded as collaboration service revenue. As of June 30, 2008, we have recognized a cumulative total of $2.6 million as collaboration service revenue since the beginning of our collaboration with P&G. Effective with P&G’s notice of termination on July 2, 2008, we no longer provide support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us.

Revenue generated from the P&G agreement was our only source of revenue. While we intend to seek partners for each of the four product candidates in our portfolio, there is no assurance that partnering arrangements will be available to us or on terms acceptable to us. See Part II – Item 1A.Risk Factors of this report for further discussion.

Cost of Collaboration Service Revenue

We incurred costs for certain services provided to P&G, including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 program, which are related to the service revenue we generated in connection with our collaboration agreement with P&G. These expenses are reported separately in our income statement as cost of collaboration service revenue. As of June 30, 2008, we have recorded a cumulative total of $2.6 million of expense related to these activities since the commencement of our collaboration arrangement with P&G in June 2006.

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

The following table summarizes our research and development expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Direct research and development expense by program:
ATI-5923	$4,494	1,027	$6,081	$1,494
ATI-2042	1,389	1,435	3,338	2,099
ATI-9242	546	645	1,092	952
ATI-7505	57	19	133	8
Other research programs	394	173	648	246
Total direct research and development program expense	6,880	3,299	11,292	4,799
Personnel, administrative and other expense	3,178	3,207	6,392	6,347
Less: Research and development portion of the cost of collaboration service revenue	(13)	(7)	(39)	(130)
Total research and development expense	$10,045	$6,499	$17,645	$11,016

From our inception through June 30, 2008, we incurred total research and development expense of approximately $120.0 million. During the period from our inception through June 30, 2008, we estimate that approximately $20.8 million was directly incurred for our ATI-5923 program, approximately $20.9 million was directly incurred for our ATI-2042 program, approximately $4.8 million was directly incurred for our ATI-9242 program, approximately $22.3 million was directly incurred for our ATI-7505 program, and approximately $51.2 million was incurred (including internal and external activities) for our other research and development program expense, personnel, administrative and other expense.

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

At this time, due to the risks inherent in the clinical trial process and given the various stages of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expense will depend on the clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Critical Accounting Policies and Significant Estimates

The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. Different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. There have been no material changes in our critical accounting policies and significant estimates during the three and six months ended June 30, 2008 except for the fair value estimates on our auction rate securities as discussed below.

Fair Value Estimates of Auction Rate Securities

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure. The measurement and disclosure requirements related to financial assets and financial liabilities became effective for us beginning in the first quarter of 2008. Accordingly, we began to measure the fair value of financial assets in our available-for-sale securities portfolio beginning in the first quarter of 2008 and began to value our auction rate securities using significant other observable and unobservable inputs.

In early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. We believe that the failed auctions are the result of temporary credit market conditions. During the first half of 2008, we did experience liquidity in the auction rate market as all but two of our auction rate holdings were either redeemed by the original issuers or were sold at par value in the open market. Based on our recent experience with the liquidity of our own auction rate portfolio and our expectations regarding near-term market conditions, we concluded that the impairment to the fair value of our auction rate holdings as of June 30, 2008, is not other-than-temporary in accordance with guidance provided by FSP FAS 115-1. Accordingly, we classify our two remaining auction rate holdings as current assets as we intend to liquidate these instruments as soon as liquidity for these instruments is available to us and due to our expectation that there is a greater likelihood than not that liquidity will be made available to us in these instruments within a twelve month period. However, in future reporting periods, if we see that market conditions are such that we determine it to be less likely than not that these instruments will become liquid to us within a twelve month period, we may be required to classify these instruments as non-current assets.

The fair value of our two remaining auction rate securities which are classified as Level 3 instruments at June 30, 2008 was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instruments including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for those securities, and marketability discounts. We revise our estimates for each input as of each financial statement reporting period based upon known and expected market conditions as well as specific information we have regarding each instrument. We have determined that as of June 30, 2008, the aggregate fair value of our two remaining auction rate instruments was $798,000, net of an estimated $77,000 unrealized loss representing an aggregate 8.8% reduction in the carrying value for these instruments. The two remaining auction rate securities in our portfolio reset every 28 days with recent interest payment reset rates ranging from 3.46% to 4.23% and final maturities in 2030 and 2045, respectively. As of June 30, 2008, our auction rate instruments were current with respect to their interest payment obligations. The estimates and assumptions used in determining the fair values of our auction rate securities are made based upon our recent experiences in the market and other assumptions that are believed to be reasonable under current market conditions. Different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Collaboration service revenue	$164	$22	$142	645%	$232	$186	$46	25%
Technology license fees	974	974	—	—	1,948	1,948	—	—
Total revenue	$1,138	$996	$142	14%	$2,180	$2,134	$46	2%

Revenue for the three months ended June 30, 2008, as compared to the same period in 2007, increased by $142,000, or 14%.  Revenue for the six months ended June 30, 2008, as compared to the same period in 2007, increased by $46,000, or 2%.  The increase to the three and six month periods was due to third party pass-through costs billed to P&G primarily related to ATI-7505 patent filings and maintenance that were partially offset by a reduction in manufacturing activities for the program.

Cost of Collaboration Service Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Cost of collaboration service revenue	$164	$22	$142	645%	$232	$186	$46	25%

Cost of revenue was associated with our collaboration agreement with P&G. The increase in cost of revenue for both the three and six months ended June 30, 2008, as compared to the same periods in 2007, was directly associated with the increase in collaboration service revenue in the same periods. These were costs that were incurred directly by us and were passed through to P&G.

Research and Development Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Research and development expense	$10,045	$6,499	$3,546	55%	$17,645	$11,016	$6,629	60%

For the three months ended June 30, 2008, as compared to the same period in 2007, our research and development expense increased by $3.5 million, or 55%. The increase was primarily due to:

•                  a $2.2 million increase in clinical trial expenditures related to the initiation of a double-blinded, placebo-controlled Phase 2/3 clinical trial involving approximately 600 patients that will study the efficacy of ATI-5923; and

•                  a $1.3 million increase in external pharmaceutical manufacturing and manufacturing start-up costs in support of the Phase 2/3 clinical studies on our ATI-5923 program.

For the six months ended June 30, 2008, as compared to the same period in 2007, our research and development expense increased by $6.6 million, or 60%. The increase was primarily due to:

•                  a $3.0 million increase in clinical and pre-clinical expenditures related to the 600 patient efficacy study of ATI-5923;

•                  a $1.1 million increase in clinical trial expenditures related to a pilot efficacy study on ATI-5923, partially offset by a $900,000 reduction in expenditures due to the completion of a proof-of-concept study on ATI-5923 in 2007;

•                  a $1.7 million increase in external pharmaceutical manufacturing and manufacturing start-up costs in support of the Phase 2/3 clinical studies on our ATI-5923 program;

•                  a $1.2 million increase in external expenditures related to a Phase 2 clinical study for our ATI-2042 program; and

•                  a $400,000 increase in spending on our other research programs.

Selling, General and Administrative Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Selling, general and administrative expense	$2,664	$1,727	$937	54%	$5,596	$3,624	$1,972	54%

The higher selling, general and administrative expense for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily due to increases in personnel and personnel related costs, including stock-based compensation expense, higher compensation costs for non-employee directors, and increases in our legal, professional services and insurance costs, much of which was attributable to our transition as a public company. Non-cash stock-based compensation expense included in selling, general and administrative expense was $326,000 for the three months ended June

30, 2008, representing an increase of $218,000 as compared to the same three month period in 2007, and $646,000 for the six months ended June 30, 2008, representing an increase of $372,000 as compared to the same six month period in 2007.

Interest and Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Interest and other income, net	$308	$543	$(235)	(43)%	$857	$1,179	$(322)	(27)%

Interest and other income, net of other expenses, consists of interest income from our investments in marketable securities and benefits related to the reassessment of the fair value of our preferred stock warrant liability prior to the conversion of our preferred stock warrants into common stock warrants. Lower interest income for the three and six months ended June 30, 2008 as compared to the same period in 2007 was primarily attributable to lower prevailing short-term interest rates as well as lower average investments in marketable securities.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Interest expense	$469	$311	$158	51%	$963	$643	$320	50%

The increase in interest expense for three and six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to additional interest expense related to the amortization of warrants and debt servicing costs related to the utilization of the additional $9.0 million loan facility in the first quarter of 2008 extended to us by Lighthouse Capital Partners.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash (used in) provided by:
Operating activities	$(22,250)	$(13,323)
Investing activities	(6,223)	10,685
Financing activities	7,533	(1,371)
Total cash (used) provided	$(20,940)	$(4,009)

In November 2007, we completed our initial public offering of common stock and received aggregate net proceeds of approximately $43.8 million. Prior to our initial public offering, we financed our operations primarily through the private placement of equity securities, receiving aggregate net proceeds from such sales totaling $110.7 million. In August 2006, we received a $25.0 million nonrefundable upfront license fee in connection with our collaboration agreement with P&G. As of June 30, 2008, we had $47.4 million in cash, cash equivalents and marketable securities and a $159,000 receivable from P&G. Since inception, we have incurred significant net operating losses and, as of June 30, 2008, we had an accumulated deficit of $144.1 million. We have not achieved profitability and anticipate that we will continue to incur significant net losses for the next several years. We believe that our current capital resources will be sufficient to fund our planned operations for at least twelve months following June 30, 2008.

Net cash used in operating activities for the six months ended June 30, 2008 was $22.3 million as compared to $13.3 million for the same period in 2007. Net cash used in each of these periods was due to the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities.

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2008. Net cash provided by investing activities was $10.7 million for the six months ended June 30, 2007. Investing activities consist primarily of purchases and sales of marketable securities and property and equipment purchases. Purchases of property and equipment were $556,000 and $236,000 for the six months ended June 30, 2008 and 2007, respectively. As a majority of the cash proceeds from our initial public offering remained invested in our cash and cash equivalent portfolio during most of the six-

month period ended June 30, 2008, cash used in investing activities during this period reflects a net transfer of cash into our investment portfolio.

Net cash provided by financing activities was $7.5 million during the six months ended June 30, 2008 and was primarily due to the utilization of the additional $9.0 million loan facility extended to us by Lighthouse Capital Partners, partially offset by $1.5 million in principal payments on our long-term debt. Net cash used in financing activities was $1.4 million during the six months ended June 30, 2007 and was due to principal payments on our long-term debt.

On March 28, 2005, we entered into a loan agreement with Lighthouse Capital Partners that was amended on October 19, 2007. The original agreement provided for up to $10.0 million in debt financing. The agreement was amended in October 2007 to provide for up to $9.0 million of additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. The original outstanding promissory note provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allows for prepayment of principal with respect to the original promissory note whereupon the $1.2 million terminal interest payment is accelerated and due at the time of prepayment of the outstanding loan balance. The amended loan agreement provides that additional amounts borrowed under a new promissory note will be subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at a fixed rate of the prime rate plus 2.0%, to be fixed as of September 2008. In addition, we will be obligated to make a final interest payment of 7.5% of the amount borrowed at loan maturity. The loan agreement contains no financial covenants. Default terms under the loan agreement are standard terms including borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, bankruptcy and other standard provisions. Under the terms of the loan agreement, as amended, Lighthouse Capital Partners has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The loan agreement precludes us from incurring additional material debt amounts with the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness. As of June 30, 2008, we had fully utilized the total debt commitment available under the loan agreement, as amended, and had a total unpaid principal balance outstanding of $12.9 million.

        Our debt financing with GE provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve’s three-year and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have three promissory notes outstanding under the loan agreement with GE with stated interest rates ranging from 11.73% to 12.89%. Under the loan agreement with GE, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. Funds borrowed under the loan agreement with GE are secured by specific equipment assets and GE has a first priority security interest in those assets. The loan agreement with GE contains no financial covenants and no warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. The loan agreement provides for monthly payments of principal and interest through July 2010. As of June 30, 2008, the total unpaid principal balance outstanding under our existing GE equipment loans was $646,000.

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to the holders of our common stock and could contain covenants that restrict our operations. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves for a higher profit margin. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or commercialization of our products. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations

In February 2008, we fully utilized the additional $9.0 million loan facility pursuant to the terms of the loan agreement with Lighthouse Capital Partners dated October 19, 2007, as amended. The loan agreement, as amended, provides for a seven-month interest-only period and a 36 month repayment term which will begin on October 1, 2008. There were no additional material changes in our contractual obligations from those disclosed in our annual report on Form 10-K filed with the SEC on March 17, 2008, other than scheduled payments made through June 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to our market risk from those disclosed in our annual report on Form 10-K filed with the SEC on March 17, 2008.  As of June 30, 2008, $875,000 of auction rate securities remained in our marketable securities portfolio. As of June 30, 2008, those securities had limited market liquidity. While we believe that the limited liquidity for these instruments is due to temporary market conditions, in light of current market conditions, we have revalued our estimate of fair value for the auction rate securities held in our portfolio. Based on this revaluation, we recorded $77,000 in unrealized losses as a component of other comprehensive loss as of June 30, 2008, representing an 8.8% reduction to the carrying value of our auction rate holdings.

ITEM 4T. CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.*

We have a limited operating history and have incurred significant losses since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $144.1 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, the cost of establishing a 100-person North American specialty sales force will be substantial. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financings, debt financings and a single corporate partnership with P&G that was terminated in July 2008. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient or if we fail to enter into partnering arrangements for our product candidates on terms favorable to us, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We expect to depend on collaborative arrangements to complete the development and commercialization of each of our product candidates. Potential collaborative arrangements will likely place the development of our product candidates outside of our control and will likely require us to relinquish important rights or may otherwise be on terms unfavorable to us.*

We plan to enter into collaborative arrangements with third parties to develop and commercialize each of our lead product candidates. Dependence on collaborative arrangements for development and commercialization of our product candidates will subject us to a number of risks, including:

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

Collaborative arrangements do not currently exist for any of our product candidates. If we do not establish collaborations for each of our ATI-5923, ATI-2042, ATI-9242 and ATI-7505  product candidates or future product candidates, we may have to alter our development and commercialization plans.*

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including  ATI-5923, ATI-2042, ATI-9242 and ATI-7505. We intend to seek partners because the commercialization of each of our first four product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have the capabilities to perform Phase 3 clinical trials. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

The commercial success of our potential collaborations will depend in part on the development and marketing efforts of our potential partners, over which we will have limited control. If our collaborations are unsuccessful, our ability to develop and commercialize and to generate future revenue from the sale of our products will be significantly reduced.*

Our dependence on future collaboration arrangements will subject our company to a number of risks. Our ability to develop and commercialize each of our product candidates will depend on our and our potential collaboration partner(s)’ ability to establish the safety and efficacy of each respective product candidate, obtain and maintain regulatory approvals and achieve market acceptance of the product candidate(s) once commercialized. Our potential collaboration partner(s) may elect to delay or terminate development of our product candidates, independently develop products that compete with ours, or fail to commit sufficient resources to the marketing and distribution of our product candidates. The termination of a collaboration agreement may cause us to incur additional and unanticipated costs that may be material to our operations.

Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of our potential collaboration partners to fulfill their obligations to us. If a partner fails to perform in the manner we expect, our potential to develop and commercialize the respective product candidate(s) through other collaborations and to generate future revenue from the sale of the product candidate(s) may be significantly reduced. If a conflict of interest arises between us and our collaboration partner(s), they may act in their own self-interest and not in the interest of our company or our stockholders. If a collaboration partner breaches or terminates their collaboration agreement with us or otherwise fails to perform their obligations thereunder in a timely manner, the clinical development or commercialization of the respective product candidate(s) could be delayed or terminated. For example, our collaboration with P&G on the development and commercialization of ATI-7505 was terminated by P&G and we may experience a similar result with collaboration partners in the future on any of our product candidates.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the Food and Drug Administration, or FDA, and other federal and state regulatory agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. Future collaborative agreements will likely cause us to give up control of interactions with the FDA and other regulatory bodies. We or our partners may never receive regulatory approval for the commercial sale of any of our product candidates. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals and have not received regulatory approval to market any of our product candidates in any jurisdiction. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

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

Safety issues relating to our product candidates or the original drugs upon which our product candidates have been modeled, or relating to approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process.*

Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Each of the opportunities upon which we have chosen to focus is based upon our belief that our RetroMetabolic Drug Design technology can be used to create a new product based upon an existing product which is efficacious in treating a specific condition, but which has a known safety problem. Each of our four lead product candidates is modeled on drugs which have significant safety problems. ATI-5923 is modeled on warfarin which is known to have safety risks because of its potential for bleeding and for drug-drug interactions with numerous other drugs as listed on the package insert for the product. ATI-2042 is modeled on amiodarone which is used, but not approved, for atrial fibrillation in spite of known safety problems due to its accumulation in the body and interaction with other drugs. Both amiodarone and ATI-2042 contain iodine which can accumulate in the thyroid and must be monitored for safety purposes. . In addition, ATI-2042 is partially metabolized by CYP450 and, at high dose levels has caused drug-drug interactions with warfarin which increased INR and could increase the risk of hemorrhage complications. ATI-9242 is modeled to retain certain of the positive features of the class of atypical antipsychotic drugs while lessening certain of the safety issues that vary but exist within the class. The receptor profile which yields the positive and avoids the negative features of this class of drugs is a matter of great debate. While we have designed ATI-9242 to have an appropriate balance across a very complex set of receptors, we may have targeted an inappropriate profile or the profile attained may result in an unanticipated lack of efficacy or safety problems. ATI-7505 is modeled on cisapride which was withdrawn from the market due to fatal cardiac problems. Although we have designed our drugs to largely address each of the original drugs’ key safety problems, we will need to continue to demonstrate this through continued clinical testing. It is possible that the FDA may impose additional requirements on the development or approval of our products because of its concern about the original drug’s safety problems. These potential additional barriers could delay, increase the cost of, or prevent the commercialization of our product candidates.

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

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as our product candidates could adversely affect the development of our product candidates. For example, the recent product withdrawals of Vioxx by Merck & Co., Inc. and Bextra by Pfizer because of safety issues caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. Another prokinetic, tegaserod marketed by Novartis Pharmaceuticals Corporation as Zelnorm, was temporarily withdrawn from the market and then reintroduced in a very limited manner due to certain cardiac effects which we believe were related to its off-target effects. It is possible that we or a future collaboration partner may be required by regulatory agencies to perform tests, in addition to those we have planned, in order to demonstrate that ATI-7505 does not have the safety problems associated with Zelnorm. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to fund our operations, including research and development expenses and costs associated with the conduct of clinical trials for our product candidates. Net cash used in operating activities was $22.3 million and $13.3 million in the six months ended June 30, 2008 and 2007, respectively. We expect that our net cash used in operations may increase significantly in each of the next several years in order to support our operations and complete the development and commercialization of our product candidates. We will need to raise additional capital to fund our operations and complete the development of our product candidates. It is our intention to enter into collaboration arrangements to commercialize our products. However, within those arrangements, we may retain the commercial right to co-promote our products to selected physicians through a specialty sales force. If any of our product candidates receive regulatory approval for commercial sale, we may need to raise additional capital to fund our portion of the commercialization efforts. Our future funding requirements will depend on many factors, including:

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

We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources will enable us to maintain currently planned operations through the second quarter of 2009. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our investments in marketable securities consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any material losses, or other significant deterioration in the fair value of our cash equivalents or investments in marketable securities since June 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments in marketable securities or our ability to meet our financing objectives and incur required debt to fund our operations.

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

We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.*

We do not have the ability to independently conduct clinical trials for our product candidates, and thus for each of our product candidates we must rely on third parties such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. To date, we have utilized numerous vendors to provide clinical trial management, data collection and analysis, laboratory and safety analysis services to us in the conduct of our clinical trials. In addition, to date we have conducted our clinical trials at numerous sites in North America and Europe.  Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised owing to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

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

Our ability and our potential collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Recent patent-related decisions in the United States Federal Courts may make protection of patents in our industry even more difficult. Similarly, the U.S. Patent and Trademark Office, or USPTO, recently attempted to promulgate changes to patent rules that could have materially affected the ability of companies in our industry to obtain patents. An April 1, 2008 decision by the U.S. District Court for the Eastern District of Virginia set aside the new rules, but the USPTO has indicated that they intend to appeal the decision. The USPTO has further proposed rule changes that could be enacted at any time. While such rule changes may also be challenged, there is no guarantee of a decision that is favorable to patent holders’ rights.  In addition to the changes originating in the courts and the USPTO, Congress has been debating the enactment of substantial changes to U.S. patent law, which may make obtaining new patents more difficult, diminish the value of our intellectual property or narrow the scope of our patent protection. The patent reform bill has passed in the House (H.R. 1908) but has not yet passed in the Senate (S. 1145). At present, it is uncertain whether S.1145 will be introduced or passed in the current session of Congress.  It is also uncertain whether the bills will be reintroduced in future years if not passed this year. The above-described changes, as well as future changes, to either patent rules, patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain.

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

As of June 30, 2008, we held 43 issued or allowed U.S. patents and had 16 patent applications pending before the U.S. Patent and Trademark Office, or USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 43 U.S. patents that we hold, 39 patents are compound- and composition-related, having expiration dates from 2013 to 2025.  The composition of matter patent for ATI-5923, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. Our composition of matter patent for ATI-2042, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for ATI-7505 for the treatment of gastrointestinal disorders issued in February 2007 and has an expiration date in 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

While ATI-5923, ATI-2042 and ATI-7505 are all covered in the United States by issued composition of matter patents, additional patent applications would be required to extend patent protection beyond 2025, 2020 and 2025, respectively (assuming the validity and enforceability of the current composition of matter patents). We cannot guarantee that any patents will be issued from our pending or future patent applications, and any patents that issue from such pending or future patent applications would be subject to the same risks described herein for currently issued patents.

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

The starting materials for the production of ATI-7505 are provided by the following vendors: SCI Pharmtech, Inc., Corum, Inc., and Lexen Inc. To produce ATI-7505 drug products, drug substance is processed into 20 milligram or 40 milligram tablet form by Pharmaceutics International, Inc. In the event that any of these vendors are unable or unwilling to produce sufficient quantities of material for the manufacture of ATI-7505, the development and/or commercialization of ATI-7505 could be delayed or impaired.

All of our current arrangements with third-party manufacturers and suppliers for the production of our product candidates are on a purchase order basis.  We currently do not have long-term supply contracts with any of the third-party manufacturers and suppliers for our product candidates, and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. We have no reason to believe that any of the current manufacturers and suppliers for our product candidates is the sole source for the materials they supply us. However, if we were to lose one of these vendors and were unable to obtain an alternative source on a timely basis or on terms acceptable to us, our clinical and production schedules could be delayed. In addition, to the extent that any of these vendors uses technology or manufacturing processes that are proprietary, we may be unable to obtain comparable materials from alternative sources.

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

Changes in manufacturing site, process or scale can trigger additional regulatory requirements that could delay our ability to perform certain clinical trials or obtain product approval.

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

Our current and anticipated future reliance on third-party manufacturers will expose us and our future collaborative partners to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our product by the FDA or the commercialization of our products may result in higher costs or lost product revenues. In particular, our contract manufacturers could:

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

For instance, our preclinical studies and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. As another example, more extensive and robust clinical trials of ATI-5923 will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that ATI-5923 is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In addition, ATI-2042’s preclinical studies contain results that are currently being monitored in the clinic. Inhibition of testicular function was observed in one animal species as part of these studies. No such effect has been observed to date in the clinic and monitoring continues. In published studies, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology studies for ATI-2042. While we will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our ongoing and planned clinical trials for ATI-2042, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell ATI-2042. In a canine toxicology study of ATI-7505 performed by our former collaboration partner, P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

Even when our product candidates do not cause any adverse effects, clinical studies of efficacy may show that our product candidates do not have significant effects on target symptoms or may be inconclusive. For example, ATI-7505 was tested in two Phase 2 clinical trials in which the primary endpoints were not met in comparison to placebo. Although these studies did support ATI-7505’s efficacy against certain symptoms as secondary endpoints, if future studies show that ATI-7505 is not sufficiently efficacious to justify its use as a therapy, our business and prospects may be materially adversely affected.

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

We may not be successful in our efforts to identify or discover additional candidates using our RetroMetabolic Drug Design Technology. *

An important element of our strategy is to continue to identify existing molecules which have demonstrated efficacy, but have safety problems that are amenable to our RetroMetabolic Drug Design technology. Other than ATI-5923, ATI-2042, ATI-9242 and ATI-7505, all of our programs are in the preclinical or discovery stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue.*

We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. It is our intention to use collaborative arrangements to gain access to large sales and marketing organizations in order to commercialize our product candidates. Additionally, in the event we enter into any collaboration arrangements for any of our product candidates, we may retain the right to co-promote the sales of any ultimate product(s) by establishing a small specialty sales force to market such product(s) to specific physician groups. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming and could delay any product launch.  On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

We may decide to establish our own specialty sales force and engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to sell, market and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. Factors that may inhibit our efforts to commercialize our products without collaborators or licensees include:

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

ATI-7505 has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system’s motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also be competitive to ATI-7505, including tegaserod, marketed by Novartis Pharmaceuticals Corporation as Zelnorm, which was temporarily withdrawn from the market and recently re-introduced with restrictive use labeling, TD-5108 being developed by Theravance, and erythromycin. Many additional prokinetics are in development targeting these indications. We believe the most significant competition to ATI-7505 for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. ATI-7505 is targeted at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. ATI-7505 will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Dr. Goddard, our Chairman and Chief Executive Officer, Dr. Milner, our President, Research and Development, Dr. Canafax, our Vice President and Chief Development Officer, and Dr. Druzgala, our Senior Vice President and Chief Scientific Officer, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We carry “key person” insurance in the amount of $1 million for each of Drs. Milner and Druzgala, but do not carry “key person” insurance covering any other members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

We will need to hire additional employees in order to commercialize our product candidates. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.*

In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees.  Because the projected time frame for hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development, we are unable to project when we will hire these additional employees. While to date we have not experienced difficulties in recruiting, hiring and retaining qualified individuals, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense.

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

We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow our business and organization and to satisfy new reporting requirements.*

As a public reporting company, we need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We are continuing to upgrade our finance and accounting systems, procedures and controls and may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our year ending December 31, 2008. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting as of December 31, 2008, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2009, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price and our ability to raise capital.

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

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility and price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources, and possibly delay our clinical trials or commercialization efforts.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. *

Based on our outstanding shares as of February 29, 2008, our executive officers, directors and holders of 5.0% or more of our outstanding common stock beneficially own approximately 55.0% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of June 30, 2008, we had 17,680,991 shares of common stock outstanding. The five million shares of common stock sold in our initial public offering are freely tradable without restriction in the public market unless held by an affiliate of ours. The remaining 12,680,991 shares of common stock outstanding as of June 30, 2008 are now eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of June 30, 2008, the holders of approximately 11,415,130 shares of common stock based on shares outstanding, including 189,647 shares underlying outstanding warrants, will be entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to initiate a registration and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. In addition, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register up to 2,638,845 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2008, our Annual Meeting of Stockholders was held at our corporate offices in Fremont, California. Of the 17,665,133 shares of our common stock entitled to vote at the meeting, 14,200,611 shares were represented at the meeting in person or by proxy, constituting a quorum. At this meeting, our stockholders voted on the following two proposals:

(i)         Proposal to elect three directors to hold office until the 2011 Annual Meeting of Stockholders:

Name	Shares Voted For	Votes Withheld
Robert Adelman, M.D.	14,182,349	18,262
Peter G. Milner, M.D.	14,170,403	30,208
Nicholas Simon	14,177,847	22,764

Our Class II directors, Lars Ekman, M.D., Ph.D., Keith R. Leonard and Paul Sekhri, will each continue to serve on our Board of Directors until our 2009 Annual Meeting of Stockholders and until their respective successor is elected and qualified or such director’s earlier death, resignation or removal.  Our Class III directors, Paul Goddard, Ph.D. and Herm Rosenman, will each continue to serve on our Board of Directors until our 2010 Annual Meeting of Stockholders and until their respective successor is elected and qualified or such director’s earlier death, resignation or removal.

(ii)  Proposal to ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For	Votes Against	Abstain
14,193,973	2,046	4,592

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(2)	Bylaws.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(2)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(2)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(2)	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its security holders.

4.7(2)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 13, 2008

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