Form 10-Q
period 2008-09-30
ARYx Therapeutics, Inc.
filed 2008-11-13
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

As of October 31, 2008, 17,689,332 shares of the registrant’s common stock, $0.001 par value, were outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,811	$55,476
Marketable securities	13,031	7,640
Restricted cash - current	150	150
Prepaid research and development expenses	735	582
Other prepaid, receivable, and current assets	707	1,051
Total current assets	35,434	64,899
Restricted cash	1,203	903
Property and equipment, net	3,441	3,655
Other assets	645	168
Total assets	$40,723	$69,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,586	$1,369
Accrued compensation	843	1,055
Accrued research and development expenses	3,429	2,510
Current portion of notes payable	6,354	3,536
Current portion of deferred revenue	—	3,913
Other accrued liabilities	578	1,074
Total current liabilities	12,790	13,457
Deferred lease credit	1,527	1,793
Notes payable	7,368	3,444
Deferred revenue	—	15,584
Commitments and contingencies
Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	160,034	158,053
Accumulated other comprehensive loss	(121)	—
Accumulated deficit	(140,893)	(122,724)
Total stockholders’ equity	19,038	35,347
Total liabilities and stockholders’ equity	$40,723	$69,625

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Collaboration services	$—	$66	$232	$252
Technology license fees	17,544	974	19,492	2,922
Total revenue	17,544	1,040	19,724	3,174

Costs and expenses:
Cost of collaboration service revenue	—	66	232	252
Research and development	11,757	6,586	29,403	17,602
Selling, general and administrative	2,374	1,902	7,970	5,526
Total costs and expenses	14,131	8,554	37,605	23,380
Income (loss) from operations	3,413	(7,514)	(17,881)	(20,206)

Interest and other income, net	292	505	1,149	1,684
Interest expense	(474)	(292)	(1,437)	(935)
Net income (loss)	$3,231	$(7,301)	$(18,169)	$(19,457)

Net income (loss) per share:
Basic	$0.18	$(6.30)	$(1.03)	$(17.75)
Diluted	$0.17	$(6.30)	$(1.03)	$(17.75)

Weighted average shares used in computing:
Basic net income (loss) per share	17,663	1,158	17,645	1,096
Diluted net income (loss) per share	18,628	1,158	17,645	1,096

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(18,169)	$(19,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	827
Amortization of warrants and revaluation to fair value	254	(170)
Stock-based compensation	1,693	697
Change in assets and liabilities:
Prepaid research and development expenses	(153)	(484)
Other prepaid, receivable, and assets	263	43
Accounts payable and other accrued liabilities	(272)	973
Accrued compensation	(212)	—
Accrued research and development expenses	919	1,112
Deferred lease credit	(266)	(247)
Deferred revenue	(19,497)	(2,902)
Net cash used in operating activities	(34,574)	(19,608)

Cash flows from investing activities:
Purchases of marketable securities	(15,716)	(17,360)
Proceeds from sales of marketable securities	3,500	9,920
Proceeds from maturities of marketable securities	6,240	28,380
Increase in restricted cash	(300)	(150)
Purchases of property and equipment	(614)	(395)
Net cash (used in) provided by investing activities	(6,890)	20,395

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock, net of offering cost in connection with our initial public offering in November 2007	57	(598)
Proceeds from issuance of notes payable	9,000	—
Principal payments on notes payable	(2,258)	(2,143)
Net cash provided by (used in) financing activities	6,799	(2,741)

Net decrease in cash and cash equivalents	(34,665)	(1,954)
Cash and cash equivalents at beginning of period	55,476	18,660
Cash and cash equivalents at end of period	$20,811	$16,706

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In this report, “ARYx,” “we,” “us” and “our” refer to ARYx Therapeutics, Inc. “Common Stock” refers to ARYx’s common stock, par value $0.001 per share. “Preferred Stock” refers to ARYx’s convertible preferred stock, par value $0.001 per share.

1.  Organization and Summary of Significant Accounting Policies

The Company

ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, ATI-5923, designed to have the same therapeutic benefits as warfarin, currently in Phase 2/3 clinical trials for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral anti-arrhythmic agent, ATI-2042, designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical trials for the treatment of schizophrenia and other psychiatric disorders; and an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical trials for the treatment of chronic constipation, gastroesophageal reflux disease and symptoms associated with functional dyspepsia. We have multiple product candidates in preclinical development.

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

Need to Raise Additional Capital

Our condensed consolidated financial statements have been prepared assuming our company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. We have incurred significant operating losses since our inception. As of September 30, 2008, we had working capital of $22.6 million and an accumulated deficit of $140.9 million. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital to fund our research and development programs and bring any potential future products to market.

There is no assurance that we will be able to raise additional capital on terms acceptable to us or at all. If we fail to raise sufficient capital, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, partner one or more of our product candidates at an earlier stage of development than we might otherwise choose or conduct workforce or other expense reductions. Even assuming we successfully raise additional capital, there can be no assurance that we will achieve positive cash flow in the foreseeable future or at all. The accompanying condensed consolidated financial statements do not include any adjustments to specific amounts or classifications of assets and liabilities, which may be necessary should we reach a point that we are unable to continue with our operations. See Note 6 for further discussion regarding a private placement of equity that we entered into on November 11, 2008.

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

Marketable Securities and the Adoption of SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal year beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 30, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.

The measurement and disclosure requirements of SFAS 157 related to financial assets and financial liabilities became effective for us beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

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

The following table summarizes our available-for-sale securities portfolio as of September 30, 2008, and provides a reconciliation of the beginning and ending balance of our auction rate securities measured at fair value using significant other observable and unobservable inputs during the three months ended September 30, 2008:

		Fair Value Measurements Using
Available-For-Sale Securities Portfolio	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market funds	$14,495	$14,495	$—	$—
U.S. government agencies debt	8,996	8,996	—	—
Commercial paper	4,384	—	4,384	—
Corporate debt securities	1,544	1,544	—	—
Auction rate securities:
Beginning balance as of June 30, 2008	798	—	—	798
Sales and maturities	(375)	—	—	(375)
Unrealized losses included in other comprehensive income	(4)	—	—	(4)
Ending balance as of September 30, 2008	419	—	—	419
Total available-for-sale securities	$29,838	$25,035	$4,384	$419

As of September 30, 2008, we held in our marketable securities portfolio one auction rate security with a par value of $500,000. Beginning in early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. However, during the first nine months of 2008 we did experience liquidity in the market for auction rate securities as all but one of our auction rate holdings were either redeemed by the original issuers or were sold at par value in the open market. Based on our recent experience with the liquidity of our own auction rate portfolio and our expectations regarding near-term market conditions, we concluded that the impairment to the fair value of our auction rate holdings as of September 30, 2008, is not other-than-temporary in accordance with guidance provided by FSP FAS 115-1.

The recent failure of certain auctions on auction rate securities and the resultant lack of liquidity require that certain of these securities be measured using Level 3 inputs in accordance with guidance provided by SFAS 157. The fair value of our remaining auction rate security, which is classified as a Level 3 instrument at September 30, 2008, was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and marketability discounts. We revise our estimates for each input as of each financial statement reporting period based upon known and expected market conditions as well as specific information we have regarding the instrument. We have determined that as of September 30, 2008, the fair value of our remaining auction rate instrument was $419,000, net of an estimated $81,000 unrealized loss representing a 16.3% reduction in the carrying value for this instrument. As of September 30, 2008, the reduction in carrying value is reflected in our condensed consolidated balance sheet as a component of other comprehensive loss and the fair value of our remaining auction rate security is classified as a noncurrent asset as we expect that it is more likely than not that the instrument will remain illiquid during the next 12 months.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses on our marketable securities. Comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was $3.2 million and $(7.3) million, respectively, and for the nine months ended September 30, 2008 and 2007 was $(18.3) million and $(19.5) million, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of fully vested common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including outstanding stock options and warrants. For the three months ended September 30, 2008, our computation of diluted net income per share reflects the application of the treasury stock method by assuming the exercise of options at the beginning of the period, that proceeds from exercise are used to purchase common stock at the average market price during the period, and that the incremental shares are included in the denominator of the diluted net income per share calculation. For reporting periods other than the three months ended September 30, 2008, our computation of diluted net loss per share excludes the effects of common stock equivalents because the inclusion would have been anti-dilutive due to our net loss position.

The following table presents the calculation of historical basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic Net Income (Loss) Per Share:
Numerator:
Net income (loss)	$3,231	$(7,301)	$(18,169)	$(19,457)
Denominator:
Weighted average common shares outstanding	17,684	1,193	17,670	1,126
Less: Weighted average unvested restricted common shares	(21)	(35)	(25)	(30)
Weighted average common shares used in computing basic net income (loss) per share	17,663	1,158	17,645	1,096
Basic net income (loss) per share	$0.18	$(6.30)	$(1.03)	$(17.75)
Diluted Net Income (Loss) Per Share:
Numerator:
Net income (loss)	$3,231	$(7,301)	$(18,169)	$(19,457)
Denominator:
Weighted average common shares outstanding in computing basic net income (loss) per share	17,663	1,158	17,645	1,096
Plus: Incremental dilutive options and awards shares *	965	—	—	—
Weighted average common shares used in computing diluted net loss per share	18,628	1,158	17,645	1,096
Diluted net income (loss) per share	$0.17	$(6.30)	$(1.03)	$(17.75)

*                 Outstanding warrants are excluded from the diluted net income per share computation as the exercise price of the warrants exceeds the average market price of our common stock for the period.

The following common stock equivalent shares related to our convertible preferred stock, warrants and stock options were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Series A convertible preferred stock (as if converted)	—	126	—	126
Series B convertible preferred stock (as if converted)	—	105	—	105
Series C convertible preferred stock (as if converted)	—	2,826	—	2,826
Series D convertible preferred stock (as if converted)	—	5,539	—	5,539
Series E convertible preferred stock (as if converted)	—	2,819	—	2,819
Warrants to purchase Series C convertible preferred stock (as if exercised and converted)	—	11	—	11
Warrants to purchase Series D convertible preferred stock (as if exercised and converted)	—	101	—	101
Warrants to purchase common stock (as if exercised)	190	—	190	—
Outstanding common stock options	767	1,700	2,369	1,700
	957	13,227	2,559	13,227

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 did not have an impact on our consolidated financial statements in 2008 as we did not elect the fair value option.

In December 2007, the FASB ratified EITF 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

2.  Revenue Recognition

On June 30, 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, pursuant to which P&G would develop and commercialize ATI-7505, our product candidate for the treatment of gastrointestinal disorders such as chronic constipation, functional dyspepsia, gastroesophageal reflux disease, gastroparesis and irritable bowel syndrome with constipation. In connection with the collaboration agreement, P&G paid us a $25.0 million nonrefundable upfront license fee. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement between P&G and ARYx, effective July 2, 2008. In connection with the termination of the collaboration agreement, the obligatory performance period effectively ended and pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the $25.0 million upfront license fee to P&G. Accordingly, we recognized the remaining $17.5 million of deferred revenue in the three month period ended September 30, 2008.  In addition, effective with P&G’s notice of termination, we no longer provide development support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us.

3.  Debt Financing

In March 2005, we entered into a loan agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) that was amended on October 19, 2007. The original agreement provided for up to $10.0 million in debt financing and was fully utilized in December 2005. The amended agreement provides for up to $9.0 million in additional financing for a total of $19.0 million made available over the life of the facility. We issued two warrants to Lighthouse in connection with the original agreement and the amended agreement. As of September 30, 2008, these warrants are exercisable for an aggregate of 100,704 shares of our common stock at an exercise price of $9.93 per share and 83,332 shares of our common stock at an exercise price of $10.80.

In February 2008, we borrowed the additional $9.0 million available to us under the loan facility pursuant to the terms of the amended loan agreement dated October 19, 2007. The amended loan agreement provides for a seven-month interest-only period and a 36 month repayment term to begin on October 1, 2008. The related promissory note provides for monthly cash payments of principal and interest at an interest rate equal to the higher of 7.75% or the prime rate plus 200 basis points per annum to be fixed as of October 1, 2008, and a balloon interest payment of $675,000 to be made in September 2011. The loan agreement allows for prepayment of principal with respect to the promissory note whereupon the $675,000 balloon interest payment would be accelerated and due at the time of prepayment of the loan balance and a prepayment penalty equal to 3% of the outstanding principal balance would be incurred.

4.  Warrants

Upon completion of our initial public offering in November 2007, all outstanding warrants to purchase our convertible preferred stock were converted into warrants to purchase our common stock in accordance with their original terms.

As of September 30, 2008, the following warrants were issued and outstanding:

					Exercise	Expiration
Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Price	Date
				(in thousands)	(per share)
ATEL(1)	12/23/2002	Leasing arrangement	Common stock	6	$8.91	(1)
Lighthouse-Warrant 1(2)	3/28/2005	Debt financing	Common stock	101	$9.93	(2)
Lighthouse-Warrant 2(3)	10/19/2007	Debt financing	Common stock	83	$10.80	(3)
				190

(1)         Exercisable, in whole or in part, until November 13, 2012.

(2)         Exercisable, in whole or in part, prior to or upon the closing of an initial public offering, a merger, change in control, or sale of substantially all of our assets; expires at the earlier of (i) November 7, 2009 or (ii) the effective date of a merger, as defined in the agreement.

(3)         Exercisable, in whole or in part, at anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant; expires at the earlier of (i) the close of business on October 19, 2014, or (ii) the effective date of a merger, as defined in the agreement.

We follow guidance under SFAS 150, and EITF 96-18, to measure the fair value of these warrants on the date of issuance using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate ranging from 3.27% to 4.10%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. The fair value of the warrant issued to ATEL was fully amortized as of December 31, 2005. The fair value of the first warrant issued to Lighthouse was recorded in three separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended December 31, 2005, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 42 months. The fair value of the second warrant issued to Lighthouse was recorded in two separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended March 1, 2008, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 36 months. Amortization of the fair value of the warrants was charged to interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Lighthouse – Warrant 1	$23	$23	$70	$70
Lighthouse – Warrant 2	16	—	184	—
	$39	$23	$254	$70

The warrants may be exercised using the net exercise method. Under this method, the number of shares issued upon exercise is reduced by an amount equal to the product of the number of shares subject to the exercise and the exercise price per share, divided by the fair value of convertible preferred stock on the date of the exercise. The number of shares issued upon exercise of the warrants, and the exercise price per share, are adjustable in the event of stock splits, dividends and similar fundamental changes. No warrant was exercised during the three and nine month periods ended September 30, 2008.  During the nine month period ended September 30, 2007, Life Science Group, Inc. exercised their first warrant on a net exercise basis which resulted in the issuance of 1,055 shares of our Series C convertible preferred stock prior to the conversion to an equal number of common shares.

Before conversion of the convertible preferred stock warrants into common stock warrants, we followed guidance under SFAS 150 and re-measured the fair value of these warrants on each subsequent balance sheet date until the date of conversion using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate between 3.78% and 4.96%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. Accordingly, we recorded interest and other income of $130,000 and $171,000 to reflect the decrease in fair value of the then preferred stock warrant liability for the three and nine months ended September 30, 2007, respectively, before the conversion of the warrants.

5.  Stock-Based Compensation

We account for employee stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which requires compensation expense related to stock-based payments made to employees and directors, including employee stock options and employee stock purchases, to be measured based on grant date fair value and recognized as expense in the financial statements over the requisite service period. We estimate the fair value of our stock-based payments to employees and directors using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. Due to the fact that we are a newly public company, there is limited historical information available to support our estimate of expected volatility required to value our stock-based payments. We, therefore, follow guidance discussed in SAB No. 107 basing our estimate of expected volatility on the expected volatility of a group of similar entities whose stock prices are publicly available. We will continue to consistently apply this approach using similar entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. The fair value of our stock options and awards was estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	73%	73%	73%	73%
Weighted-average expected term (in years)	5.89	4.06	5.77	4.10
Weighted-average risk-free interest rate	3.0%	4.8%	3.0%	4.6%
Expected dividends	—	—	—	—
Weighted-average grant date fair value per share	$3.87	$3.45	$4.76	$1.93

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and separate groups of employees that have similar historical forfeiture behavior are separately considered for expense recognition.

In July 2007, our Board of Directors adopted the 2007 Employee Stock Purchase Plan (“ESPP”), which was approved by stockholders in August 2007. Under the ESPP, statutory employees may purchase our common stock up to a specified maximum amount through payroll deductions. We began to offer our common stock for purchase under the ESPP in August 2008 when the first offering period of nine months commenced on August 15, 2008.  Thereafter, each subsequent offering period will be for six months commencing May 15th and November 15th each year beginning in 2009. Under the plan, our common stock will be purchased at a price equal to the lesser of 85% of the fair market value on the first or last date of each offering period. At September 30, 2008, we had 322,369 shares of our common stock reserved for issuance under the ESPP. The fair value of stock-based payments under the ESPP was estimated on the date of grant using the following assumptions:  risk-free interest rate of 2.09%, contractual life equal to the term of the offering of nine months for the first offering period, no dividend yield and volatility of 73%.

Total compensation cost that has been recorded in the statement of operations, which includes stock-based compensation expense under SFAS 123R for employee stock options and stock purchases and the value of options issued to non-employees for services rendered, are allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Research and development:
Officer compensation	$80	$23	$240	$89
Employee and consultant compensation	169	92	501	232
Selling, general and administrative:
Director and officer compensation	264	89	819	334
Employee and consultant compensation	43	17	133	45
Total compensation expense	$556	$221	$1,693	$700

As of September 30, 2008, total compensation cost related to unvested stock options not yet recognized was $2.4 million, which is expected to be allocated to expense over a weighted-average period of 1.35 years. As a result of stock option exercises, we issued 5,713 shares and 89,651 shares of common stock during the three months ended September 30, 2008 and 2007, respectively, and 33,056 shares and 111,422 shares of common stock during the nine months ended September 30, 2008 and 2007, respectively.

6.  Subsequent Events

Debt Restructure

On October 17, 2008, we entered into an amendment to our loan agreement with Lighthouse dated March 28, 2005, as amended. The loan amendment provides for an interest-only monthly repayment period with respect to our outstanding loan obligation of $12.2 million with Lighthouse through June 30, 2009 at a stated interest rate of 9.75% per annum. Thereafter, we are obligated to repay $3.2 million of the total loan obligation over a 12-month period commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments, at a stated interest rate of 9.75% per annum through June 30, 2010, with a balloon interest payment of $1.2 million payable in June 2010. The remaining $9.0 million loan obligation is required to be repaid over 36 months commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments, at a stated interest rate of 12.25% per annum through June 30, 2012, with a balloon interest payment of $675,000 payable in June 2012. Any mandatory or voluntary prepayment of the $9.0 million portion of the outstanding loan obligation will trigger a prepayment penalty equal to 3% of the outstanding principal balance that is prepaid. The other material terms of our loan agreement with Lighthouse were not impacted by the loan amendment.

In connection with the loan amendment, we agreed to pay Lighthouse a restructure fee of $200,000 which is payable upon the earlier of a prepayment or maturity of the $3.2 million portion of our total outstanding loan obligation.  We also issued Lighthouse a warrant to purchase up to 158,770 shares of our common stock. The warrant is exercisable immediately, has a five-year term and an exercise price of $3.97516 per share.

Equity Financing

On November 11, 2008, we entered into a securities purchase agreement with certain institutional and other accredited investors pursuant to which we agreed to sell and issue, in a private placement, an aggregate of 9,649,545 shares of our common stock, par value $0.001 per share, and warrants to purchase an aggregate of 2,894,864 shares of our common stock. Under the terms of the securities purchase agreement, the price for each share of common stock being purchased is $2.20. The total number of shares of common stock underlying each purchaser’s warrant will be equal to 30% of the total number of shares purchased by such purchaser in the private placement and will have a purchase price per underlying share of common stock of $0.125. The combined purchase price of each share of common stock and each warrant to purchase 0.30 of a share of common stock to be issued in the private placement is $2.2375. The warrants will be exercisable for a term of five years from the closing date of the private placement and have an exercise price of $2.64 per share. Upon the closing of the private placement, we will receive gross proceeds of approximately $21.6 million. The net proceeds, after deducting the placement agent fees and other expenses of approximately $1.1 million, are expected to be approximately $20.5 million. The closing of the private placement is expected to occur on or about November 13, 2008, subject to the closing conditions and the other terms set forth in the securities purchase agreement.

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

We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. We have established proof of concept with our three leading product candidates, ATI-5923, ATI-2042, and ATI-7505. The following is a summary of our product candidates that are currently in clinical development:

ATI-5923

ATI-5923 is an oral anticoagulant in Phase 2/3 clinical trials for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. ATI-5923 was designed to have the same therapeutic benefits as the drug warfarin, which for over 50 years has been the treatment of choice as an oral anticoagulant. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed ATI-5923 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. This can put patients at risk for either life-threatening clotting or bleeding. In preclinical testing, it appears that ATI-5923 may have a more predictable rate of anticoagulation than warfarin, although confirmation of this observation will require substantial additional clinical data. The rate of anticoagulation for both warfarin and ATI-5923 is measured by INR, or International Normalized Ratio. We completed a Phase 2 clinical trial with ATI-5923 involving 66 patients. In this study, ATI-5923 achieved a significant improvement in the maintenance of these patients at the targeted INR and also demonstrated a significant reduction in the occurrence of dangerously low levels of anticoagulation compared to these patients’ historical levels of anticoagulation when on warfarin. We have also completed a pilot study of 50 patients to prepare for an ongoing large Phase 2/3 trial. In the pilot trial, we successfully established the trial methodologies for the current blinded Phase 2/3 trial, and, even though the primary purpose of the pilot trial was not to measure the effectiveness of ATI-5923 in achieving the patient’s target INR, the efficacy results essentially matched those of the earlier 66 patient study. In June 2008, we initiated a double-blinded, placebo-controlled Phase 2/3 clinical trial involving approximately 600 patients to study the efficacy of ATI-5923 in a head-to-head comparison to warfarin. We announced, on November 3, 2008, that enrollment in this Phase 2/3 study has been completed. In preliminary discussions, the U.S. Food and Drug Administration, or FDA, indicated that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for ATI-5923’s clinical development. Using INR as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for ATI-5923 compared to clinical trials based on survival rates or other outcomes. Based upon other discussions with the FDA, we believe the current Phase 2/3 trial will qualify as a part of the patient population needed to seek commercial approval.

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

ATI-7505

ATI-7505 is an oral prokinetic drug or an agent that speeds up the motion of contents through the gut, which has successfully completed Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson as Propulsid in the United States. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of the drug rose significantly when CYP450 clearance was blocked because of the presence of other drugs cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as off-target cardiovascular effects. We have treated more than 900 subjects with ATI-7505 as part of our clinical trial program, including four Phase 2 trials. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize ATI-7505. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement between P&G and ARYx, effective July 2, 2008. Upon termination of the agreement by P&G, all rights to ATI-7505 reverted to ARYx.  Also on July 2, 2008, we announced the overall successful results of a so-called Thorough QT study (TQT) on ATI-7505, which we believe support the favorable cardiac safety profile of the agent. We are finalizing our submission of the results of the TQT study to the FDA and will seek a new collaboration partner for ATI-7505 as our resources allow. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of ATI-7505 in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between ARYx and P&G, the study was terminated early after only 214 patients had been enrolled.  In spite of the early termination of the study, ATI-7505 achieved statistical significance at the study’s primary endpoint in the 80 mg twice daily dose. In addition, all doses tested demonstrated a clinically meaningful increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment.

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

Revenue

In connection with our collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and recognized in our consolidated statement of operations as revenue on a straight-line basis over the performance and service period. Upon termination of the collaboration agreement on July 2, 2008, the performance and service period effectively ended and pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G. As a result, we have recognized all $25.0 million of the nonrefundable upfront license fee as of September 30, 2008.

In addition, we have recognized a cumulative total of $2.6 million as of September 30, 2008 as collaboration service revenue in connection with product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program since the beginning of our collaboration with P&G. Effective with P&G’s notice of termination on July 2, 2008, we no longer provide these support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us.

Revenue generated from the P&G agreement was our only source of revenue. While we intend to seek partners for each of the four product candidates in our portfolio, there is no assurance that partnering arrangements will be available to us or on terms acceptable to us. See Part II – Item 1A.Risk Factors of this report for further discussion.

Cost of Collaboration Service Revenue

We incurred costs for certain services provided to P&G, including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 program, which are related to the service revenue we generated in connection with our collaboration agreement with P&G. These expenses are reported separately in our income statement as cost of collaboration service revenue. As of September 30, 2008, we have recorded a cumulative total of $2.6 million of expense related to these activities since the commencement of our collaboration arrangement with P&G in June 2006.

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

The following table summarizes our research and development expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Direct research and development expense by program:
ATI-5923	$6,573	$2,179	$12,654	$3,674
ATI-2042	1,592	451	4,930	2,550
ATI-9242	80	670	1,172	1,621
ATI-7505	93	109	226	136
Other research programs	148	156	796	403
Total direct research and development program expense	8,486	3,565	19,778	8,384
Personnel, administrative and other expense	3,271	3,072	9,664	9,399
Less: Research and development portion of the cost of collaboration service revenue	—	(51)	(39)	(181)
Total research and development expense	$11,757	$6,586	$29,403	$17,602

From our inception through September 30, 2008, we incurred total research and development expense of approximately $131.8 million. During the period from our inception through September 30, 2008, we estimate that approximately $27.4 million was directly incurred for our ATI-5923 program, approximately $22.5 million was directly incurred for our ATI-2042 program, approximately $4.9 million was directly incurred for our ATI-9242 program, approximately $22.4 million was directly incurred for our ATI-7505 program, and approximately $54.6 million was incurred (including internal and external activities) for our other research and development program expense, personnel, administrative and other expense.

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

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. There have been no material changes in our critical accounting policies and significant estimates during the three and nine months ended September 30, 2008 except for the fair value estimates on our auction rate securities as discussed below.

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

In early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. We believe that the failed auctions are the result of temporary credit market conditions. During the first nine months of 2008, we experienced liquidity in the auction rate market as all but one of our auction rate holdings were either redeemed by the original issuers or were sold at par value in the open market. Based on our recent experience with the liquidity of our own auction rate portfolio and our expectations regarding near-term market conditions, we concluded that the impairment to the fair value of our auction rate holdings as of September 30, 2008, is not other-than-temporary in accordance with guidance provided by FSP FAS 115-1.

The fair value of our remaining auction rate security, which is classified as a Level 3 instrument at September 30, 2008, was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and marketability discounts. We revise our estimates for each input as of each financial statement reporting period based upon known and expected market conditions as well as specific information we have regarding the instrument. We have determined that as of September 30, 2008, the fair value of our remaining auction rate instrument was $419,000, net of an estimated $81,000 unrealized loss representing a 16.3% reduction in the carrying value for the instrument and have classified this instrument as a noncurrent asset as we believe that it is more likely than not that it will remain illiquid during the next twelve months. The remaining auction rate security in our portfolio resets every 28 days with a recent interest payment reset rate of 2.90% and final maturity in 2045. As of September 30, 2008, our auction rate instrument was current with respect to its interest payment obligations. The estimates and assumptions used in determining the fair values of our auction rate securities are made based upon our recent experiences in the market and other assumptions that are believed to be reasonable under current market conditions. Different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

Results of Operations

Comparison of Three and Nine months ended September 30, 2008 and 2007

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Collaboration service revenue	$—	$66	$(66)	(100)%	$232	$252	$(20)	(8)%
Technology license fees	17,544	974	16,570	1701%	19,492	2,922	16,570	567%
Total revenue	$17,544	$1,040	$16,504	1587%	$19,724	$3,174	$16,550	521%

Revenue for the three months ended September 30, 2008, as compared to the same period in 2007, increased by $16.5 million. Revenue for the nine months ended September 30, 2008, as compared to the same period in 2007, increased by $16.6 million. The increase to the three and nine month periods was primarily due to the recognition of the remaining unrecognized nonrefundable upfront license fee received from P&G as a result of their termination of the collaboration agreement.

Cost of Collaboration Service Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Cost of collaboration service revenue	$—	$66	$(66)	(100)%	$232	$252	$(20)	(8)%

Cost of revenue was associated with certain services provided to P&G in connection with the collaboration agreement. The decrease in cost of revenue for both the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was directly associated with the termination of the collaboration agreement by P&G.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Research and development expense	$11,757	$6,586	$5,171	79%	$29,403	$17,602	$11,801	67%

For the three months ended September 30, 2008, as compared to the same period in 2007, our research and development expense increased by $5.2 million, or 79%. The increase was primarily due to:

•                  a $5.0 million increase in clinical trial expenditures related to the double-blinded, placebo-controlled ATI-5923 Phase 2/3 clinical trial involving approximately 600 patients and a $600,000 increase in related pharmaceutical manufacturing costs in support of this trial, partially offset by a net $900,000 decrease in clinical trial expenditures related to the completion of other studies on ATI-5923;

•                  a $1.1 million increase in expenditures related to the completion of patient enrollment in our ongoing ATI-2042 Phase 2 clinical study and other ATI-2042 non-clinical studies;

•                  partially offset by a $600,000 reduction in external pharmaceutical manufacturing costs and non-clinical studies related to our ATI-9242 program.

For the nine months ended September 30, 2008, as compared to the same period in 2007, our research and development expense increased by $11.8 million, or 67%. The increase was primarily due to:

•                  a $7.5 million increase in clinical trial expenditures related to the Phase 2/3 clinical study of ATI-5923 and an increase of $2.4 million in pharmaceutical manufacturing costs in support of this trial;

•                  a $1.4 million increase in clinical trial expenditures related to an ATI-5923 pilot efficacy study and approximately $500,000 in ATI-5923 non-clinical study expenditures, offset by an aggregate $2.8 million reduction in expenditures due to the completion of a proof-of-concept study and other studies on ATI-5923 in 2007;

•                  a $1.4 million increase in expenditures related to our ongoing ATI-2042 Phase 2 clinical study and a $1.2 million increase in ATI-2042 non-clinical expenditures; and

•                  a $400,000 increase in spending on our other research programs.

Selling, General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Selling, general and administrative expense	$2,405	$1,902	$503	26%	$8,001	$5,526	$2,475	45%

The higher selling, general and administrative expense for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily due to increases in personnel and personnel related costs, including stock-based compensation expense, legal and professional services, insurance and other administrative costs, much of which was attributable to our transition as a public company. Non-cash stock-based compensation expense included in selling, general and administrative expense was $376,000 for the three months ended September 30, 2008, representing an increase of $270,000 as compared to the same period in 2007, and $1.0 million for the nine months ended September 30, 2008, representing an increase of $642,000 as compared to the same period in 2007.

Interest and Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Interest and other income, net	$292	$505	$(213)	(42)%	$1,149	$1,684	$(535)	(32)%

Interest and other income, net of other expenses, consists of interest income from our investments in marketable securities and benefits related to the reassessment of the fair value of our preferred stock warrant liability prior to the conversion of our preferred stock warrants into common stock warrants in 2007. Lower interest income for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily attributable to lower prevailing short-term interest rates and a change in mix of investments held within our investment portfolio.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except %)
Interest expense	$474	$292	$182	62%	$1,437	$935	$502	54%

The increase in interest expense for three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily due to additional interest expense related to the amortization of warrants and debt servicing costs related to the utilization of the additional $9.0 million loan facility extended to us by Lighthouse Capital Partners.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash (used in) provided by:
Operating activities	(34,574)	(19,608)
Investing activities	(6,890)	20,395
Financing activities	6,799	(2,741)
Total cash (used) provided	(34,665)	(1,954)

In November 2007, we completed our initial public offering of common stock and received aggregate net proceeds of approximately $43.8 million. Prior to our initial public offering, we financed our operations primarily through the private placement of equity securities, receiving aggregate net proceeds from such sales totaling $110.7 million. In August 2006, we received a $25.0 million nonrefundable upfront license fee in connection with our collaboration agreement with P&G. As of September 30, 2008, we had $33.8 million in cash, cash equivalents and marketable securities. Since inception, we have incurred significant net operating losses and, as of September 30, 2008, we had an accumulated deficit of $140.9 million. We have not achieved sustainable profitability and anticipate that we will continue to incur significant net losses for the next several years. Additionally, there can be no assurance that we will achieve positive cash flow in the foreseeable future or at all.

Subsequent to the end of our third quarter, on November 11, 2008, we entered into a securities purchase agreement with certain institutional and other accredited investors pursuant to which we agreed to sell and issue, in a private placement, an aggregate of 9,649,545 shares of our common stock, par value $0.001 per share, and warrants to purchase an aggregate of 2,894,864 shares of our common stock. Under the terms of the securities purchase agreement, the price for each share of common stock being purchased is $2.20. The total number of shares of common stock underlying each purchaser’s warrant will be equal to 30% of the total number of shares purchased by such purchaser in the private placement and will have a purchase price per underlying share of common stock of $0.125. The combined purchase price of each share of common stock and each warrant to purchase 0.30 of a share of common stock to be issued in the private placement is $2.2375. The warrants will be exercisable for a term of five years from the closing date of the private placement and have an exercise price of $2.64 per share. Upon the closing of the private placement, we will receive gross proceeds of approximately $21.6 million. The net proceeds, after deducting the placement agent fees and other expenses of approximately $1.1 million, are expected to be approximately $20.5 million. The closing of the private placement is expected to occur on or about November 13, 2008, subject to the closing conditions and the other terms set forth in the securities purchase agreement. We believe our current cash on hand, together with the cash resources we expect to secure in connection with this private placement will be sufficient to fund our operations through the end of the first quarter of 2010. Even though the securities purchase agreement represents a legally binding obligation on the part of the participating investors to provide funds as stipulated by the agreement, there remains a risk that this transaction may not be fully funded as we anticipate or may not close at all. In the event this transaction is not funded as we expect, our current level of capital resources may not be sufficient to fund our operations beyond the end of the second quarter of 2009, in which case we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, partner one or more of our product candidates at an earlier stage of development than we might otherwise choose or conduct workforce or other expense reductions.

Due to the recent adverse developments in global financial markets, we may experience reduced liquidity with respect to certain of our investments in cash equivalents and marketable securities. These investments are generally held to maturity, which is less than one year with the exception of our remaining holding in an auction rate instrument. If the need arose to liquidate such securities before maturity, we may experience realized losses upon liquidation. However, due to the short duration of the securities in our portfolio, we believe that we have the ability to hold our securities to maturity when they will be redeemed at par value.

Net cash used in operating activities for the nine months ended September 30, 2008 was $34.6 million as compared to $19.6 million for the same period in 2007. Net cash used in each of these periods was due to the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities.

Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2008, as compared to net cash provided by investing activities of $20.4 million for the same period in 2007. Investing activities consist primarily of purchases and sales of marketable securities and property and equipment purchases. Purchases of property and equipment were $614,000 and $395,000 for the nine months ended September 30, 2008 and 2007, respectively. As a majority of the cash proceeds from our initial public offering remained invested in our cash and cash equivalent portfolio during most of the nine-month period ended September 30, 2008, cash used in investing activities during this period reflects a net transfer of cash into our investment portfolio.

Net cash provided by financing activities was $6.8 million during the nine months ended September 30, 2008 and was primarily due to the utilization of the additional $9.0 million loan facility extended to us by Lighthouse Capital Partners, partially offset by $2.3 million in principal payments on our long-term debt. Net cash used in financing activities was $2.7 million during the nine months ended September 30, 2007 and was due to principal payments on our long-term debt.

On March 28, 2005, we entered into a loan agreement with Lighthouse Capital Partners, or Lighthouse, that was amended on October 19, 2007. The original agreement provided for up to $10.0 million in debt financing. The agreement was amended in October 2007 to provide for up to $9.0 million of additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. The original outstanding promissory note provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allows for prepayment of principal with respect to the original promissory note whereupon the $1.2 million balloon interest payment is accelerated and due at the time of prepayment of the outstanding loan balance. The October 2007 amended loan agreement provides that the additional $9.0 million borrowed under a separate promissory note is subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at an interest rate to be fixed as of October 1, 2008. Pursuant to the October 2007 amended loan agreement, we are obligated to make a balloon interest payment of $675,000 at time of prepayment or at loan maturity. Any mandatory or voluntary prepayment of the $9.0 million borrowed will trigger a prepayment penalty equal to 3% of the outstanding principal balance being prepaid.

The loan agreement with Lighthouse contains no financial covenants and no material adverse change clause. Default terms under the loan agreement are standard terms including borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, bankruptcy and other standard provisions. Under the terms of the loan agreement, as amended, Lighthouse has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The loan agreement precludes us from incurring additional material debt amounts with the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness. As of September 30, 2008, we had fully utilized the total debt commitment available under the loan agreement, as amended, and had a total unpaid principal balance outstanding of $12.2 million.

Our debt financing with GE provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve’s three-year and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have three promissory notes outstanding under the loan agreement with GE with stated interest rates ranging from 11.73% to 12.89%. Under the loan agreement with GE, events of default include nonpayment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. Funds borrowed under the loan agreement with GE are secured by specific equipment assets and GE has a first priority security interest in those assets. The loan agreement with GE contains no financial covenants and no warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. The loan agreement provides for monthly payments of principal and interest through July 2010. As of September 30, 2008, the total unpaid principal balance outstanding under our existing GE equipment loans was $500,000.

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

Contractual Obligations

In February 2008, we fully utilized the additional $9.0 million loan facility pursuant to the terms of the loan agreement with Lighthouse Capital Partners dated October 19, 2007, as amended. There were no additional material changes in our contractual obligations from those disclosed in our annual report on Form 10-K filed with the SEC on March 17, 2008, other than scheduled payments made through September 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to our market risk from those disclosed in our annual report on Form 10-K filed with the SEC on March 17, 2008.  As of September 30, 2008, $419,000 of auction rate securities remained in our marketable securities portfolio. As of September 30, 2008, the security had limited market liquidity. While we believe that the limited liquidity for this instrument is due to temporary market conditions, in light of current market conditions, we have revalued our estimate of fair value for the remaining auction rate security held in our portfolio. Based on our revaluation, we recorded $81,000 in unrealized losses as a component of other comprehensive loss as of September 30, 2008, representing a 16.3% reduction to the carrying value of our auction rate holdings.

In light of recent dislocations within global financial markets, we have taken measures to ensure that our cash equivalents and marketable securities portfolio is invested in accordance with our investment policy which places an emphasis on capital preservation and liquidity to allow us the ability to fund our operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to limit or cease our operations and related product development programs.*

As further explained in Note 1 to our condensed consolidated financial statements included elsewhere in this report, our ability to continue operations is dependent upon our ability to obtain substantial additional capital. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to fund our operations, including research and development expenses and costs associated with the conduct of clinical trials for our product candidates. Net cash used in operating activities was $34.6 million and $19.6 million in the nine months ended September 30, 2008 and 2007, respectively. We expect that our net cash used in operations may increase significantly in each of the next several years in order to support our operations and complete the development and commercialization of our product candidates. We will need to raise additional capital to fund our operations and complete the development of our product candidates. It is our intention to enter into collaboration arrangements to commercialize our products. However, within those arrangements, we may retain the commercial right to co-promote our products to selected physicians through a specialty sales force. If any of our product candidates receive regulatory approval for commercial sale, we may need to raise additional capital to fund our portion of the commercialization efforts. Our future funding requirements will depend on many factors, including:

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development than we might otherwise choose.

We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. Although we believe our current cash on hand, together with the cash resources we expect to secure in connection with the private placement described in Note 6 to our condensed consolidated financial statements, is sufficient to fund our operations through the end of the first quarter of 2010, there can be no assurance that if we fail to receive the proceeds from such financing our cash on hand would be sufficient to fund our operations beyond the second quarter of 2009. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•                  terminate or delay clinical trials for one or more of our product candidates;

•                  delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•                  curtail significant drug development programs that are designed to identify new product candidates.

We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.*

We have a limited operating history and have incurred significant losses since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $140.9 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs.  Subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, the cost of establishing a 100-person North American specialty sales force will be substantial. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.*

Two of our most advanced product candidates are in Phase 2 clinical trials, a third compound entered Phase 2/3 clinical trial in June 2008 and a fourth compound entered into Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

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

The commercial success of our potential collaborations will depend in part on the development and marketing efforts of our potential partners, over which we will have limited control. If our collaborations are unsuccessful, our ability to develop and commercialize and to generate future revenue from the sale of our products will be significantly reduced.

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

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and make it more difficult and costly for us to raise additional capital.*

Currently, there is turmoil in the U.S. economy due to a global credit crisis that has resulted in tightening credit markets and rising liquidity concerns across most industries, including the banking and investments sector. While as of the date of this filing, we are not aware of any material losses, or other significant deterioration in the fair value of our cash equivalents or investments in marketable securities since September 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments in marketable securities or our ability to meet our financing objectives to allow us to continue our operations. In addition, as a result of current market conditions, banks and other credit grantors have tightened their lending standards, investors have become more risk adverse and economic growth has been negatively impacted. These factors are contributing to reduced credit availability and rising costs for issuers needing to raise additional capital. If these factors continue to affect the credit and equity markets, our ability to raise capital may be adversely affected if not completely hindered.

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

•                  delays in patient enrollment, which we previously experienced in the enrollment of atrial fibrillation patients with implanted recordable pacemakers as part of our Phase 2 clinical trials for ATI-2042, and variability in the number and types of patients available for clinical trials;

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

We do not have the ability to independently conduct clinical trials for our product candidates, and thus for each of our product candidates we must rely on third parties such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. To date, we have utilized numerous vendors to provide clinical trial management, data collection and analysis and laboratory and safety analysis services to us in the conduct of our clinical trials. In addition, to date we have conducted our clinical trials at numerous sites in North America and Europe.  Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised owing to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

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

As of September 30, 2008, we held 43 issued or allowed U.S. patents and had 17 patent applications pending before the U.S. Patent and Trademark Office, or USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 43 U.S. patents that we hold, 39 patents are compound- and composition-related, having expiration dates from 2013 to 2025.  The composition of matter patent for ATI-5923, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. Our composition of matter patent for ATI-2042, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for ATI-7505, our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

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

If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.*

We presently do not have sufficient quantities of our product candidates to complete clinical trials of any of our lead product candidates. We do not currently own or operate manufacturing facilities, and we rely and expect to continue to rely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of our product candidates. We do not have long-term agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.

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

The starting materials for the production of ATI-2042 are provided by the following vendors: SCI Pharmtech, Inc., Lexen Inc., Panchim, Julich GmbH and Weylchem Inc. To date, Ricerca, Biosciences, LLC, ScinoPharm Ltd. and SCI Pharmtech have produced all of ATI-2042’s active pharmaceutical ingredient. Historically, we have relied on Ricerca, ScinoPharm and SCI Pharmtech as single-source suppliers for ATI-2042’s active pharmaceutical ingredients. In the event that Ricerca, Biosciences, LLC, ScinoPharm Ltd. or SCI Pharmtech could not produce ATI-2042, we would not be able to manufacture ATI-2042’s active pharmaceutical ingredient. This could delay the development of, and impair our ability to, commercialize ATI-2042. To produce ATI-2042 drug product, drug substance is processed into 50 milligram or 200 milligram capsule forms by Patheon Inc.

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

As of September 30, 2008, we had 17,686,704 shares of common stock outstanding. These shares are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market only in accordance with the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2008, the holders of approximately 11,415,130 shares of common stock based on shares outstanding, including 189,647 shares underlying outstanding warrants, will be entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to initiate a registration and include shares held by these holders pursuant to the exercise of their registration rights, these sales may impair our ability to raise capital. In addition, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register up to 2,638,845 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

4.2(1)	Specimen Common Stock Certificate.

4.3(1)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(1)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(1)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(1)	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its security holders.

4.7(1)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Previously filed as the like numbered exhibit to registrant’s Registration Statement on Form S-1 (No. 333-145813), initially filed with the Securities and Exchange Commission on August 30, 2007, as amended, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2008

ARYx Therapeutics, Inc.

By:	/s/ Paul Goddard
Paul Goddard, Ph.D.
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

4.2(1)	Specimen Common Stock Certificate.

4.3(1)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(1)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(1)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(1)	Amended and Restated Investor Rights Agreement by and between Registrant and certain of its security holders.

4.7(1)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed as the like numbered exhibit to registrant’s Registration Statement on Form S-1 (No. 333-145813), initially filed with the Securities and Exchange Commission on August 30, 2007, as amended, and incorporated by reference herein.