Form 10-K
period 2008-12-31
ARYx Therapeutics, Inc.
filed 2009-03-27
CIK 1410064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2008 was $70,732,104 (based upon the closing sales price of such stock as reported on the Nasdaq Global Market on such date). Excludes an aggregate of 8,783,871 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2008, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2008 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2008. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 27, 2009, the registrant had 27,372,235 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III of this Form 10-K.

ARYX THERAPEUTICS, INC.

2008 Annual Report on Form 10-K

i

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under Part I—Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward- looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

 PART I

Item 1.    Business

Overview

        ARYx Therapeutics, Inc., or ARYx, is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities.

        We were incorporated in the State of California on February 28, 1997 and reincorporated in the State of Delaware on August 29, 2007. We maintain a wholly-owned subsidiary, ARYx Therapeutics Limited, with registered offices in the United Kingdom, which has had no operations since its inception in September 2004 and was established to serve as a legal entity in support of our clinical trial activities conducted in Europe. We operate in a single business segment with regard to the development of human pharmaceutical products. Our principal executive offices are located at 6300 Dumbarton Circle, Fremont, California 94555, and our telephone number is (510) 585-2200. Our website address is

http://www.aryx.com. The information contained on, or accessible through, our website is not incorporated by reference into and does not form a part of this report.

        Approximately 90% of approved drugs are metabolized by the cytochrome P450, or CYP450, enzyme system in the liver, a pathway used for the clearance of drugs from the body. Despite their commercial success, many drugs still have significant safety issues, often related to their metabolism. When multiple drugs are administered together, they may compete for metabolism by the CYP450 pathway, which has limited capacity. This can lead to reduced drug clearance, resulting in dangerous residual levels of the drugs and adverse drug-drug interactions. Our RetroMetabolic Drug Design technology utilizes a series of steps designed to eliminate specific unwanted effects of the original drug. Key to this approach is the creation of a pharmacologically inactive, nontoxic, easily excreted end product that we call the "ideal metabolite" which is not metabolized by the CYP450 pathway. Our product candidates are eliminated by a large capacity and generally non-saturable esterase pathway that exists in most tissues. The esterase pathway is an enzyme system that is a less used pathway for the clearance of drugs from the body. Through this esterase pathway, our product candidates are metabolized into the previously designed "ideal metabolite." In addition, we have eliminated specific off-target pharmacology from some of our product candidates. Off-target pharmacology occurs when a drug interacts directly with a system other than that for which it is intended. The off-target pharmacology that we address is the unintended and undesirable action of the drug at receptors other than those targeted, which may cause serious or sometimes fatal side effects.

        We are engineering potentially safer oral product candidates that retain the efficacy of commercially successful drugs for well-established chronic markets. We have established proof of concept with our three leading product candidates, tecarfarin, budiodarone, and ATI-7505. The following is a summary of our product candidates that are currently in clinical development:

  •
  Tecarfarin for Anticoagulation.    Tecarfarin is an oral anticoagulant in Phase 2/3 clinical trials for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. Tecarfarin was designed to have the same therapeutic benefits as the drug warfarin, which for over 50 years has been the oral anticoagulant of choice. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed tecarfarin to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. These two factors can create significant challenges in maintaining therapeutic levels of warfarin and this can put patients at risk for either life-threatening clotting or bleeding. In preclinical testing and in clinical testing to date, it appears that tecarfarin may be inherently more stable than warfarin due to its predictable metabolism through the esterase pathway that has a much larger capacity than CYP450. The rate of anticoagulation for both warfarin and tecarfarin is measured by the standard assay known as International Normalized Ratio, or INR. We completed a Phase 2 clinical trial with tecarfarin involving 66 patients. In this study, tecarfarin achieved a significant improvement in the maintenance of these patients at the targeted INR and also demonstrated a significant reduction in the occurrence of dangerously low levels of anticoagulation as well as a reduction in the occurrence of dangerously high levels of anticoagulation compared to these patients' historical levels of anticoagulation when on warfarin. We have also completed a pilot clinical trial of 50 patients to prepare for an ongoing large Phase 2/3 trial. In the pilot trial, we successfully established the trial methodologies for the current blinded Phase 2/3 trial, and, even though the primary purpose of the pilot trial was not to measure the effectiveness of tecarfarin in achieving the patients' target INR, the efficacy results essentially matched those of the earlier 66 patient study. In June 2008, we initiated a double-blind, parallel group, active control

    Phase 2/3 clinical trial involving approximately 600 patients to study the efficacy of tecarfarin in a head-to-head comparison to warfarin. We announced, on November 3, 2008, that enrollment in this Phase 2/3 study had been completed. Each patient in this study will receive a minimum of six months of treatment with either tecarfarin or warfarin. In preliminary discussions, the U.S. Food and Drug Administration, or FDA, indicated that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for tecarfarin's clinical development. Using INR maintenance as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for tecarfarin compared to clinical trials measuring survival rates or other outcomes. Based upon our discussions with the FDA, we believe the current Phase 2/3 clinical trial may qualify as a registration study.

  •
  Budiodarone for Atrial Fibrillation.    Budiodarone is an oral antiarrhythmic agent in Phase 2 clinical development for the treatment of patients with atrial fibrillation. Budiodarone was designed to have the efficacy of amiodarone, a drug that has been used for many years, despite its adverse side effects, because physicians consider it to be the most effective drug for treating patients with atrial fibrillation. Amiodarone accumulates in many different organs and can only be metabolized by CYP450, potentially leading to serious side effects that are not immediately reversible upon withdrawal of the drug. Since budiodarone is predominantly metabolized through the esterase pathway, it should avoid accumulation in organs and have reduced drug-drug interactions. We have completed a Phase 2 pilot study (CLN-208) with budiodarone involving six atrial fibrillation patients with implanted recordable pacemakers who failed previous drug therapy. This pilot study suggested that the effect of budiodarone improved as the dose increased. Based upon the results of this pilot study, we conducted an additional Phase 2b clinical trial to further demonstrate the efficacy of budiodarone in patients with atrial fibrillation. The clinical trial, which enrolled 72 patients, was a multi-centered, randomized, double blind, placebo-controlled study of the efficacy and safety of budiodarone in patients with paroxysmal atrial fibrillation, or PAF. All patients entering this study had previously implanted permanent pacemakers with appropriate diagnostic and recording capabilities. In December 2008, we announced successful top-line efficacy results from this Phase 2b clinical trial. By achieving statistical significance at the two highest doses of the three tested, the results essentially mirrored the findings of the earlier Phase 2 pilot study also conducted in paroxysmal atrial fibrillation patients. The Phase 2b study also demonstrated that patients in the study quickly returned to their pre-treatment level of atrial fibrillation once the treatment ended. The recently-announced complete safety results from this Phase 2b clinical trial indicate that budiodarone is generally safe and well-tolerated, and appears to avoid the tissue accumulation evident with amiodarone.

  •
  ATI-7505 for Gastrointestinal Disorders.    ATI-7505 is an oral prokinetic drug that speeds up the motion of contents through the gut, which has successfully completed Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson as Propulsid in the United States. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of the drug rose significantly when CYP450 clearance was inhibited because of the presence of other drugs cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as eliminating the off-target cardiovascular effects. More than 900 subjects have been treated with ATI-7505 as part of our clinical trial program, which includes four Phase 2 trials to date. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize ATI-7505. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement effective July 2, 2008. P&G subsequently announced that it is exiting pharmaceutical drug development. Upon termination of the collaboration agreement by P&G, all rights to ATI-7505 reverted to ARYx. Also on July 2, 2008, we announced the overall successful results of a Thorough QT study, or TQT, on ATI-7505, which we believe supports the agent's favorable cardiac safety profile. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of ATI-7505 in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between ARYx and P&G, the study was terminated early after only 214 patients had been enrolled. In spite of the early termination of the study, ATI-7505 achieved statistical significance at the study's primary endpoint in the 80 mg twice daily dose. In addition, all doses tested demonstrated a clinically meaningful and desired increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment. We intend to seek a new partner for ATI-7505.

  •
  ATI-9242 for Schizophrenia and Other Psychiatric Disorders.    ATI-9242 is a novel antipsychotic agent in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. ATI-9242's receptor profile is targeted at the treatment of both the positive and the negative symptoms of schizophrenia as well as the improvement of cognitive function. To date, preclinical work has supported this profile. ATI-9242 is also designed to avoid certain drug-drug interactions by avoiding CYP450 enzymes for metabolism, as well as reduce certain metabolic problems associated with this class of therapy, including weight gain and type 2 diabetes. The Phase 1 single-dose clinical trial, testing the safety and tolerability of ATI-9242, is underway and is expected to be completed during 2009 or as financial resources allow.

Problems with Toxicity in Existing Drugs

        Drugs are eliminated from the body by excretion generally through the urine or the bile. Some drugs may be excreted unchanged while others first undergo metabolism. Through a process of biotransformation, certain drugs are metabolized into other compounds, called metabolites, that are generally water soluble, allowing them to be easily excreted by the kidney or liver. How drugs are metabolized may have a direct impact on safety.

        CYP450 is a family of naturally occurring enzymes, present primarily in the liver but also found in other organs, that are estimated to be responsible for the metabolism of approximately 90% of the drugs available today. The CYP450 system has evolved to break down the small amount of pharmacologically active or potentially toxic materials found in plants. However, this system's low capacity can process only small quantities of pharmacologically active substance at a time. In addition, certain drugs can inhibit the functioning of these enzymes while other pharmaceuticals induce the activity of the enzymes. When a person takes more than one drug at the same time, potentially harmful competition results for the limited quantity of CYP450 enzymes. As a result, drug-drug interactions occur because drugs are not able to be metabolized and instead remain in the body at elevated levels, potentially resulting in either an excessive on-target effect or off-target side effects. These unwanted effects are referred to as adverse drug reactions. For this reason, as reported by the FDA, the frequency of adverse drug reactions rises exponentially in patients taking multiple pharmaceuticals. For example, 80% of patients on the oral anticoagulant warfarin take at least one additional drug that interferes with its clearance. This is why warfarin use is the third most common cause of adverse drug reactions.

        The increase in adverse drug reactions attributable to a patient taking several medications at the same time results from an increase in the circulating level of the drug in the body and the increased potential for a toxic effect either as a result of "over dosing" or an "off-target" effect. Altered drug level directly impacts the safety and efficacy of that drug. In order to be effective, a drug must circulate in the body in sufficient therapeutic levels to allow it to reach and impact its primary site of action. However, if the blood levels remain higher than required for the desired on-target pharmacological effect to occur, then a toxic side effect can result either due to the drug over-loading the primary site of action (exaggeration of "on-target" pharmacology) or due to the drug affecting another site of action, causing an unwanted off-target side effect with potentially undesirable outcomes.

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

  •
  Generate proof-of-concept data for our product candidates.    We intend to generate proof-of-concept data for our product candidates by demonstrating that we have addressed the major safety concerns identified with the original drugs while retaining their efficacy. We plan to retain the rights to each of our product candidates at least until we have established its proof-of-concept in clinical trials. We have established proof-of-concept with each of our three leading drug candidates: tecarfarin for the treatment of patients in need of anticoagulation therapy; budiodarone for the treatment of patients with atrial fibrillation; and, ATI-7505 in patients with certain gastrointestinal disorders.

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

  •
  Forward integrate commercially by building a sales and marketing infrastructure.    Under our former agreement with P&G, we obtained the right to co-promote ATI-7505 to endocrinologists and gastroenterologists. As we identify a new partner for ATI-7505, we will continue to seek the right to co-promote ATI-7505. Assuming we are able to negotiate a similar option with a new partner and ATI-7505 is successfully commercialized, we intend to create a sales force of between 80 and 120 sales representatives in the United States. Once our sales force is established, we intend to internally develop, or possibly in-license, additional products which can be sold to these two physician specialties. We have undisclosed compounds and programs in the discovery stage which could be sold through a sales force focused on these physician specialties.

  •
  Leverage our technology platform to develop a pipeline of new drugs.    We believe our RetroMetabolic Drug Design technology can be applied to many other drugs. According to a 2002 article in the Journal of the American Medical Association, over 10% of all new chemical entities approved by the FDA between 1975 and 1999 have either received "Black-Box" warnings or been withdrawn from the market after commercial launch. In addition, many drugs currently on the market exhibit safety concerns due to drug-drug interactions or off-target pharmacological effects. We expect that increased public, regulatory and congressional scrutiny of drug safety and adverse event reporting of prescription pharmaceuticals will lead to public awareness of these serious safety concerns. We continually evaluate this increasing pool of opportunities from which to select potential product candidates.

Our RetroMetabolic Drug Design

        A key element of our process is to determine whether our RetroMetabolic Drug Design technology can be successfully applied to an existing drug with safety problems. We apply our approach to reengineer drugs that are metabolized by the CYP450 enzyme pathway. In order to apply our technology, our scientists fully analyze the existing drug's pharmacological mechanisms, attributes and potential liabilities. It is our scientists' knowledge of how to design a product candidate that retains the on-target pharmacological effects of the existing drug while eliminating clearance primarily through the CYP450 pathway and eliminating the most important off-target liabilities that allows us to make safer alternatives to existing drugs. Our drug design technology is based upon an understanding of drug metabolism and how it can be modified to potentially enhance drug safety.

        Unlike traditional drug discovery, our RetroMetabolic Drug Design is a three-step process that begins with a thorough understanding of the structure of an existing drug and leads to the creation of a new molecule through a series of unique steps.

        Design and Synthesis of Ideal Metabolites.    The first step in this process is the design and synthesis of a series of theoretical "ideal metabolites." These ideal metabolites are nontoxic, water-soluble, pharmacologically inactive compounds that are not metabolized by the CYP450 pathway. These ideal metabolites are novel chemical entities not created through the metabolism of the existing drug with safety problems and are covered in our patent portfolio.

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

        The product candidates engineered through our RetroMetabolic Drug Design technology are fully patentable new chemical entities. In our clinical trials to date, we have demonstrated that our approach to drug discovery maintains the established pharmacological and, at least to date, clinical effect of the therapies we are mirroring and utilizes an alternative non-CYP450 metabolic pathway that should avoid the drug-drug interactions and, with certain candidates, the off-target pharmacology of the original drug.

Our Product Candidates

        The following table summarizes our product candidates that are currently in development:

ARYx Product Candidate	Target Indications	Model Compound	Worldwide Commercialization Rights	Development Status
Tecarfarin	Anticoagulation	Warfarin	ARYx	Phase 2/3
Budiodarone	Atrial Fibrillation	Amiodarone	ARYx	Phase 2b
ATI-7505	Gastrointestinal Disorders	Cisapride	ARYx	Phase 2b
ATI-9242	Schizophrenia	Atypical Class	ARYx	Phase 1
ATI-20,000	Metabolic Disorders	Not Disclosed	ARYx	Discovery
ATI-24,000	Gastrointestinal Disorders	Not Disclosed	ARYx	Discovery

Tecarfarin—An Oral Anticoagulant Agent

        Tecarfarin is an orally bioavailable new chemical entity being developed as an oral anticoagulant. It is intended to prevent the formation of blood clots associated with medical conditions such as atrial fibrillation, valvular heart disease and venous thromboembolism. Patents have been issued or allowed covering a broad range of intellectual property rights, including composition of matter, pharmaceutical formulations, and methods of use associated with tecarfarin. Tecarfarin is currently in Phase 2/3 clinical development.

  Warfarin Background

        Tecarfarin is structurally similar to the anticoagulant warfarin. Warfarin is a well-established and effective anticoagulant agent that is metabolized by CYP450 enzymes. For patients on warfarin therapy, the level of their anticoagulation is monitored using the standardized measurement of anticoagulation status known as the INR. The goal of warfarin therapy for most patients is to provide effective anticoagulation by maintaining INR within established therapeutic ranges of 2.0 to 3.0. Outside of this range, patients are at risk of bleeding (INR too high) or formation of blood clots (INR too low), both of which can have serious consequences. In order to maintain warfarin's therapeutic effect, INR must be kept in the target range. However, as reported in the published studies of previous clinical testing, warfarin treated patients are typically only maintained in the target INR range 50-68% of the time. The level of warfarin in patients' blood can be highly impacted by drug-drug interactions, or by the concomitant consumption of certain foods, due to warfarin's dependence on CYP450 enzymes as its only metabolic pathway. In turn, varying levels of warfarin in the blood can lead to undesirable and potentially dangerous INR levels. Therefore, patients on warfarin require regular monitoring of INR and dose adjustments.

  Our Anticoagulant Agent

        Tecarfarin is designed using our RetroMetabolic Drug Design technology to retain the proven therapeutically effective mechanism of action of warfarin and to produce a more predictable and stable pattern of anticoagulation when taken with other medications or coincidentally with food. Tecarfarin is cleared by a non-saturable esterase pathway, eliminating warfarin's CYP450-mediated drug-drug interactions and related instabilities in INR. We anticipate that patients utilizing tecarfarin may require monitoring of INR at less frequent intervals than patients on warfarin.

        Tecarfarin is a selective inhibitor of the vitamin K epoxide reductase enzyme, or a VKOR inhibitor. The blood clotting process in the body is a complex and well-controlled cascade of events that involves multiple clotting factors. Four of these factors are known to be controlled by the VKOR enzyme. Our product candidate, like warfarin, is a VKOR inhibitor and by inhibiting this enzyme acts as an anticoagulant. By this mode of action, tecarfarin should prevent the formation of blood clots in susceptible patients.

  Potential Market and Commercialization Strategy

        Like warfarin, tecarfarin has the potential for use in patients with atrial fibrillation, valvular heart disease or venous thromboembolism who are treated with anticoagulants to reduce their risk of clotting that can cause stroke. Because tecarfarin is a VKOR inhibitor with a long half-life, the onset and offset of its therapeutic activity is relatively slow and therefore the dose must be titrated to obtain the appropriate anticoagulation levels as measured by INR. However, once a target dose is achieved, we expect patients should have a stable level of anticoagulation. Given the need for titration, we expect that the commercial focus for tecarfarin will be the chronic segment of the oral anticoagulation market. We estimate that approximately 80% of the overall anticoagulant market would be considered to be for chronic use. There are three major indications where tecarfarin has the potential for use.

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

        Valvular heart disease is any disease that involves one or more of the heart's four valves. In more advanced forms of the disease, the diseased valves may be replaced with either tissue or mechanical valves. It is estimated that 72,000 patients in the United States had either a tissue or mechanical valve replacement in 2005. Patients with mechanical heart valves are at great risk of clotting and must have their level of anticoagulation managed with particular diligence for the remainder of their lives. According to the 2005 National Hospital Discharge Survey, there are an estimated 340,000 patients with mechanical heart valves in the United States and an estimated 34,000 mechanical valve replacements in 2005. Chronic oral anticoagulant therapy is almost always prescribed for patients with mechanical valves and is frequently prescribed for patients after tissue valve replacement surgery to reduce the risk of thromboembolic complications caused by the presence of the valve.

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

        Anticoagulants interfere either directly or indirectly with the clotting cascade and include warfarin, unfractionated heparin and injectable low molecular weight heparins. Of all the currently approved anticoagulants in the United States, only warfarin can be administered orally and thus remains positioned as the mainstay of routine chronic anticoagulation used for the prevention or treatment of thromboembolic events. According to the IMS Health Database, it is estimated that 33.6 million prescriptions were written in the United States for warfarin in 2006 alone, translating into estimated warfarin sales of approximately $376 million in the United States during 2006.

        We expect that new classes of oral anticoagulants (direct thrombin inhibitors and factor Xa inhibitors) may enter the market from 2009 to 2012. They have begun to be approved for acute indications (post surgical) outside the United States, and one has been recommended by an FDA advisory panel for approval in the United States. These new classes of agents will be formidable competitors and positioned as easy to use anticoagulants that do not require INR monitoring and that are as efficacious as warfarin. We anticipate the new entry of these agents will expand the oral anticoagulation market with a significant increase in promotional spend, higher pricing and particular appeal in the acute market due to their rapid on and off set of action and limited dose titration. According to the 2005 Decision Resource Cardium Thromboembolism (Treatment) Forecast Tool report, the market for oral anticoagulants is estimated to be approximately $6.5 billion by 2015.

        There are two other classes of antithrombotic drugs that are not anticoagulants: antiplatelet agents and thrombolytics. Antiplatelet agents block the aggregation or clumping of platelets and include aspirin, ADP receptor blockers, such as Plavix, and glycoprotein IIb/IIIa blockers. Antiplatelet agents, which are generally used for the prevention of heart attacks and strokes that would result from atherosclerosis, or a build-up of fatty deposits in the arteries, are not indicated for prevention of clotting in atrial fibrillation and venous thromboembolism patients. Thrombolytics comprise agents that degrade fibrin clots and include tPA, streptokinase and urokinase. Although thrombolytics are used to treat thrombosis, their use is limited to short-term administration for treatment of acute myocardial infarction or acute ischemic stroke. Tecarfarin would not be used for these indications, and thus would not be in competition with these classes of antithrombotic drugs.

        Tecarfarin is intended to offer superior and therefore safer anticoagulation control compared to warfarin as well as providing easier administration and with fewer drug-drug interactions. Based on our clinical results to date and assuming that the results from our on-going Phase 2/3 clinical trial are positive and confirmed in further clinical trials, tecarfarin will provide more dependable initial titration to target INR, fewer dose adjustments once the appropriate INR is attained and less need for monitoring in the long-term. Potential targeted patient segments include patients with mechanical valves, patients with a prior history of bleeding or thrombotic events, patients with metabolic impairment (renal and hepatic), patients taking multiple drugs, patients with poor compliance in taking anticoagulant therapies and patients with extreme bodyweight. In addition, we have demonstrated that unlike warfarin, tecarfarin does not have teratogenic effects that may be a key advantage in patients who are pregnant but where anticoagulant therapy is mandatory. We believe tecarfarin has an opportunity to effectively compete in the future oral anticoagulant market.

  Clinical Development Status

        We completed two successful Phase 2 clinical trials that assessed tecarfarin's safety and efficacy, and have initiated and fully enrolled a Phase 2/3 clinical trial involving 600 patients comparing the efficacy of tecarfarin head-to-head against warfarin. These trials are part of a development strategy intended to not only evaluate safety and efficacy but also to assess the potential for therapeutic superiority of tecarfarin over warfarin. If successful, we believe the clinical development of tecarfarin will establish its safety, ease of use and superior efficacy, making it preferable to warfarin as an anticoagulant. We intend to use the data from these clinical trials to enable collaboration with a pharmaceutical partner for the further development and commercialization of tecarfarin.

        In preliminary discussions, the FDA indicated that measurements of anticoagulation using INR will likely be an acceptable surrogate and primary endpoint for tecarfarin's clinical development. Using target INR maintenance as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for tecarfarin compared to clinical trials based on survival rates or other outcomes.

        The goal of warfarin therapy is to maintain a patient's INR within a target therapeutic range between 2.0 and 3.0. There exists a group of patients for whom maintaining a therapeutic range of INR between 2.0 and 3.0 is particularly difficult. This group includes patients on warfarin therapy with an INR in the target range less than 45% of the time. It is estimated that this group is generally 25% of the overall anticoagulated patient population. It has been shown that increasing the time this patient population spends within the target range can substantially improve health outcomes. For every 10% increase in patients' time out of the target INR range of 2.0 to 3.0, the risk of mortality due to significant thrombotic or hemorrhagic events increases by 29%.

        Phase 2/3 Anticoagulation Trial (CLN-505).    Based upon the results of our first Phase 2 clinical trial (CLN-504) and a completed pilot trial (CLN-509), we have initiated and fully enrolled a Phase 2/3 randomized, double-blind, parallel group, active control clinical trial with over 600 patients randomized to either tecarfarin or warfarin. Since patients and study site investigators are blind to therapy and dose, a central dose control center comprised of individuals experienced in anticoagulation therapy receive individual patient INR information and adjust doses as appropriate. The primary outcome of the study will be the percentage of time patients are maintained within their target therapeutic INR range of 2.0 to 3.0 (higher for patients with mechanical valves) on either tecarfarin or warfarin over a period of at least six months. The safety of tecarfarin will also be evaluated. We have powered this study based on the results from the earlier Phase 2 study (CLN-504). The results of this Phase 2/3 study will be known by the end of the first half of 2009. Based upon discussions with the FDA, we believe this trial may qualify as a registration study.

        Phase 2 Anticoagulation Pilot Clinical Trial (CLN-509).    Our Phase 2/3 clinical trial (CLN-505) was designed such that it is blinded to both patient and study site so that an objective assessment could be made of the efficacy of tecarfarin in a head-to-head comparison with warfarin. We believe that the methodology required to maintain that blind, while also allowing for the dose adjustments required of a monitored anticoagulant, needed to be tested prior to the initiation of the larger Phase 2/3 study. This single-blind pilot Phase 2 study enrolled 50 patients at multiple sites and utilized a central dose adjustment center of individuals experienced in anticoagulation therapy to read the INR of patients and make any required dose adjustments. In this way, the blind as to dosing was maintained at the study sites. This pilot study validated the methodology to provide rapid dose adjustments for the patients, and is being utilized in the current Phase 2/3 clinical trial.

        Even though the purpose of this pilot Phase 2 study was to test the design to be used in the larger Phase 2/3 study, the efficacy of tecarfarin was also analyzed. Patients were maintained within the target therapeutic INR range approximately 74% of the time in this pilot Phase 2 trial, a result virtually identical to our first Phase 2 study (CLN-504). This result occurred even as the mechanisms for maintaining the blind were being implemented and tested for the first time.

        Unlike our earlier Phase 2 trial in which only patients with atrial fibrillation were enrolled, this pilot study included the patients requiring anticoagulation therapy for various reasons. This is the same patient population enrolled in the current 600-patient Phase 2/3 trial, and included patients with atrial fibrillation, venous thromboembolism, mechanical heart valves, myocardial infarction with cardiomyopathy and thrombophilia. Patients in this study also had the expected distribution of VKOR and CYP2C9 genotypes. This represents the patient population we believe will be treated with tecarfarin should it be approved by the FDA.

        Phase 2 Anticoagulation Trial (CLN-504).    This open-label single-arm Phase 2 trial enrolled 66 patients in twelve centers in the United States to test tecarfarin in patients with atrial fibrillation and who require anticoagulation. The key objective of this trial was to establish the optimal dosing regimen and an INR monitoring schedule to maintain stable anticoagulation in patients, and to assess the safety and tolerability of tecarfarin. The time period to reach stable dosing was also evaluated.

        The treatment period for patients in this trial was 12 weeks. Patients were closely monitored for the first three weeks to adjust the tecarfarin dose to achieve the target INR range of between 2.0 and 3.0. Upon reaching target INR, patients continued to be monitored weekly with dose adjustments as necessary. Historical data detailing the patient's INR values on warfarin for approximately one year prior to enrollment were collected. Patients were also titrated to a stable dose, defined as three consecutive weeks on the same dose with the weekly measured INR in the therapeutic range of 2.0 to 3.0.

        The results from this trial showed that patients in CLN-504 achieved the target INR range 71.5% of the time after completing their initial three weeks of dose titration, as compared to these patients' historical experience on warfarin when they were within target INR only 59.3% of the time. This result represents the primary endpoint designated in the statistical analysis plan adopted while the open-label trial was underway. Statistical significance was achieved (p=0.0009) at the primary endpoint. A p-value of 0.05 or less generally represents a statistically significant difference in treatment, or between treatment and baseline. A lower p-value indicates greater confidence in the results. In calculating the time within the INR therapeutic range, we utilized the Rosendaal INR interpolated method, the most commonly applied method to determine the amount of time an individual patient spends within the therapeutic INR range. After one week of treatment with tecarfarin, 77% of the patients reached a therapeutic INR, and after two weeks of treatment, 95% of the patients had attained a therapeutic INR. Also, a stable maintenance dose on tecarfarin was achieved in approximately 81% of the patients within 12 weeks of treatment. Published data have shown that only 50% of warfarin patients reach a stable dose within 12 weeks of starting therapy. The average maintenance dose of tecarfarin was 16 mg per day, with a range of 6 mg to 29 mg per day. The most commonly reported drug related adverse effects were mild bleeding complications consistent with anticoagulation, such as bruising and nose bleeds. One patient suffered a severe hematoma on his elbow caused by the trauma from a fall.

        When comparing tecarfarin INR interim results to patients' historical INR data on warfarin using the Rosendaal interpolated method, the percentage of patients maintaining INR values between 2.0 and 3.0 less than 45% of the time following the initial three weeks of dose titration dropped from 22.6% when historically on warfarin to 10.9% when on tecarfarin, a more than 50% reduction (p=0.1435). Patients with INR in range less than 45% of the time are considered to have poor control of anticoagulation and they have a higher stroke and severe hemorrhage rate compared to patients with good control of anticoagulation. Even more importantly, patients on tecarfarin were significantly out of range less than on warfarin. Patients treated with tecarfarin were below an INR of 1.5 only 1.2% of the time as compared to 3.9% of the time historically on warfarin (p=0.0022, interpolated method), and were above an INR of 4 only 1.2% of the time compared to 3.3% when they were on warfarin (p=0.0727, interpolated method). These data appear to demonstrate the potential of tecarfarin to significantly reduce the amount of time that patients are out of INR range. Published clinical literature suggests that if this observation is confirmed in future trials, there would also be a reduction in the risk of mortality due to significant thrombotic or hemorrhagic events compared to warfarin treatment.

        These results in CLN-504 provide initial evidence of the ability of tecarfarin to reach a stable dose and to improve patients' ability to maintain a stable INR within the target therapeutic range. We believe these results indicate the potential for the drug's safety and efficacy superiority to warfarin. However, there can be no assurance that these results will be replicated in the head-to-head comparison against warfarin currently underway.

        Phase 1 Clinical Trials.    We have completed five Phase 1 clinical trials on 156 individuals testing the safety and tolerability of tecarfarin in healthy volunteers. In trials completed to date, tecarfarin has been well tolerated at all doses with no unexpected safety signals as measured by adverse events, vital signs, ECG and laboratory testing. There have been no frequent or consistent adverse events suggestive of off-target toxicity. Mild adverse events reported included headache and gastrointestinal effects. Adverse events related to tecarfarin were also mild and included nose bleeds and bruising, which are consistent with anticoagulation. These studies have also demonstrated that coagulation factors II, VII and X were reduced as predicted in proportion to increases in INR consistent with the mode of action of warfarin. In addition, we demonstrated that we could reverse the effect of tecarfarin with vitamin K or fresh plasma. One drug-drug interaction clinical trial has been completed to assess whether blood levels of tecarfarin are affected by fluconazole, a known inhibitor of CYP450 that can decrease the metabolism of warfarin, potentially resulting in dangerous over anticoagulation. This study compared the effect on blood levels of tecarfarin as compared to warfarin when fluconazole was administered. Fluconazole did not affect the blood levels of tecarfarin while warfarin levels increased substantially when fluconazole was administered. As expected, we believe this is due to tecarfarin's clearance through the non-CYP metabolic pathway.

        Preclinical Results.    Tecarfarin is an orally active VKOR inhibitor with no known off-target pharmacological activity. In vivo anticoagulant effects of tecarfarin are associated with selective reductions in VKOR-dependent coagulation factors (II, VII, IX and X) whereas VKOR-independent coagulation factors are unaffected. Anticoagulant and antithrombotic effects of tecarfarin have been demonstrated by in vivo studies in multiple animal models. Tecarfarin undergoes non-oxidative metabolism to yield a single primary metabolite, ATI-5900. An in vivo preclinical study demonstrated tecarfarin anticoagulation was unaffected by treatment with the CYP450 inhibitor, amiodarone. In contrast, amiodarone treatment resulted in markedly elevated coagulation times in warfarin treated animals. Also, preclinical in vivo assays indicated that tecarfarin may provide a safety advantage over warfarin when needed during pregnancy since the well-known teratogenic effects of warfarin were not seen in reproductive toxicity studies on tecarfarin.

Budiodarone—Antiarrhythmic Agent for the Treatment of Atrial Fibrillation

        Our second product candidate, budiodarone, is currently in development for the treatment of atrial fibrillation. We engineered budiodarone with the goal of developing a therapy equally effective as, but safer than, amiodarone. We hold a composition of matter patent on budiodarone and have filed for other use and manufacturing patent applications in the United States and other jurisdictions. We have completed a Phase 2b study that shows proof of concept of efficacy and safety in patients with paroxysmal atrial fibrillation.

  Amiodarone Background

        Atrial fibrillation is the most common form of cardiac arrhythmia, or abnormal heart rhythm, affecting greater than 6.4 million people in the United States, Europe and Japan. Atrial fibrillation is caused when the atria quiver instead of beat. During atrial fibrillation, the atria contract and relax erratically between 350 and 600 times per minute versus normal heart rhythm of 60 to 80 beats per minute. Patients with atrial fibrillation experience debilitating symptoms and suffer a compromised quality of life. Because the pumping function of the atria does not work properly in atrial fibrillation patients, blood is not completely emptied from the heart's chambers, causing it to pool and sometimes clot. In patients with atrial fibrillation, clotted blood can dislodge from the atria and flow to the brain, causing stroke. Atrial fibrillation also compromises the pumping function of the heart often, leading often to intolerable symptoms that need therapy.

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

        Amiodarone is the current "gold standard" for the pharmacological treatment of atrial fibrillation. Amiodarone possesses a unique, balanced pharmacological effect on sodium, potassium and calcium channel inhibition as well as certain receptors in the heart that are responsible for its effectiveness. Clinical studies have shown that amiodarone is uniquely superior to other antiarrhythmic drug treatments. While amiodarone is not approved by the FDA for the treatment of atrial fibrillation, it is a commonly prescribed off-label treatment due to the lack of equally efficacious treatments. However, amiodarone has a slow onset of action and its use has been severely limited by life-threatening and toxic side effects that result from the accumulation of the drug in the liver, lungs, nerves, thyroid and other tissues.

        Many of the adverse effects of amiodarone are believed to derive from its very slow elimination from the body due to its dependence on the CYP450 system for metabolism. In patients taking daily oral doses of amiodarone, the drug slowly accumulates in the body where it remains, avoiding metabolism by liver enzymes. This leads to the gradual development of organ specific toxicities. Similarly, when amiodarone is discontinued many weeks or months are required for the drug to be totally eliminated from the body. Due to this slow elimination, toxicity and side effects due to accumulation usually take months or weeks to reverse, if ever reversed. Since these side effects can be progressive, they can be fatal before all of the drug is eliminated from the body.

  Our Antiarrhythmic Agent

        We are developing budiodarone for the reduction of atrial fibrillation burden in patients who suffer from repeated episodes of atrial fibrillation, or paroxysmal atrial fibrillation, and prevention of recurrence of symptomatic atrial fibrillation in patients with or without structural heart disease who experience on-going, or persistent, atrial fibrillation. Paroxysmal atrial fibrillation is generally defined as episodes of atrial fibrillation that occur intermittently with patients moving between sinus rhythm (normal heart beat) and atrial fibrillation spontaneously, with the frequency and duration of the paroxysmal atrial fibrillation episodes defining its severity.

        Budiodarone is designed using our RetroMetabolic Drug Design technology with the goal of retaining the efficacy of amiodarone but with better safety. Budiodarone's affinity for the major calcium, potassium and sodium ion channels, as well as certain receptors in the heart, very closely matches that of amiodarone. Budiodarone, like amiodarone, contains iodine which we intentionally retained since we believe it contributes to amiodarone's efficacy. We have engineered budiodarone not to be primarily dependent on CYP450 for its metabolism while matching amiodarone's balanced receptor profile. Both preclinical and clinical studies with budiodarone provide evidence that the drug preserves the efficacy of amiodarone but with more rapid metabolism and no tendency towards accumulation.

  Potential Market and Commercialization Strategy

        According to the 2007 Atrial Fibrillation Decision Resources Patientbase, approximately 2.4 million people in the United States have been diagnosed with atrial fibrillation. It is estimated that atrial fibrillation is responsible for more than 75,000 strokes per year in the United States alone. According to a 2005 article in The American Journal of Geriatric Cardiology, it is estimated that approximately two million patients in the United States were treated for their atrial fibrillation with a prescription drug in 2006. According to a 2005 Datamonitor Stakeholder Insight Atrial Fibrillation report, it is estimated that 45% of atrial fibrillation patients in the United States receive a therapeutic drug which is considered primarily to be arrhythmic therapy while the remainder are treated with a therapeutic drug primarily considered to be "rate therapy." Based on our own primary market research in 2007, we believe an estimated one-third, or approximately 600,000, of atrial fibrillation patients treated in the United States for their arrhythmia receive amiodarone. In addition, although a generic drug, and in spite of its serious safety issues, amiodarone achieved annual sales in its six largest global markets, with the exception of the United States, of approximately $147.0 million.

        Based on our own market research, we believe amiodarone is considered to be the "gold standard" antiarrhythmia medication for the prevention of atrial fibrillation recurrence. Budiodarone was designed to retain the efficacy of amiodarone, but with a better side effect profile. Amiodarone is believed to provide both rhythm and rate therapy, and budiodarone is intended to retain this effect.

  Clinical Development Status

        We have completed two Phase 2 clinical trials in patients who suffer from repeated episodes of atrial fibrillation, or paroxysmal atrial fibrillation. This is a patient population that is particularly difficult to treat.

        We completed a proof-of-concept Phase 2b trial in December 2008 in patients who suffer from paroxysmal atrial fibrillation designed to characterize the safety, tolerability and efficacy of budiodarone. With these results, we are now seeking a large pharmaceutical company partner to continue to develop the product candidate through Phase 3 clinical trials and commercialization. We anticipate that the partner will be responsible for these late-stage development and commercialization costs.

        Phase 2b Trial in Paroxysmal Atrial Fibrillation (CLN-205).    We have recently completed this double blind, placebo-controlled, randomized Phase 2b trial studying the safety and efficacy of budiodarone in 72 patients with paroxysmal atrial fibrillation. The objective of our clinical study in this patient population was to measure the change in burden, defined as the percentage of time spent in atrial fibrillation, during treatment compared to baseline and placebo. Atrial fibrillation burden is an accepted method by which cardiologists and electrophysiologists monitor the effectiveness of treatment in patients with paroxysmal atrial fibrillation. The patients in this trial had implanted pacemakers with the capability of monitoring the duration and severity of the episodes of atrial fibrillation and recording these data. Patients were entered into a baseline screening period of up to 30 days during which their burden was measured to establish if they were eligible for the trial. Qualifying subjects were randomized to receive twice-a-day, or BID, oral doses of 200 mg, 400 mg, or 600 mg budiodarone, or placebo for a treatment period of 12 weeks. This treatment period was followed by a further 4-week observation period. During the 12-week treatment period, each patient's burden was measured and compared to their own baseline measurement. These results were then compared to the response in the placebo group.

        The primary efficacy analysis was the percent change in the atrial fibrillation burden from baseline to the whole 12-week treatment period. The primary statistical efficacy analysis showed significance for budiodarone at the 400 mg (p=0.015) and 600 mg (p=0.005) doses. Analyses were by treatment group, and pair-wise comparisons between each budiodarone dose group and the Placebo group using the Wilcoxon rank sum test were produced. The atrial fibrillation burden in these two treatment groups was reduced from baseline by 54% and 75%, respectively. Although the 200 mg BID dose decreased atrial fibrillation burden by 10%, this did not reach statistical significance. The overall dose response effect was both robust and linear with a p=0.0001 (as measured by the Jonckheere-Terpstra test). Randomization was balanced across all four treatment groups.

        The efficacy analysis also included a month-by-month assessment of the patients' burden. The reduction in atrial fibrillation burden was statistically significant in each of the 3 months of treatment in both the 400 mg BID group and the 600 mg BID group. The maximal effect of the drug was seen in the third month on 600 mg BID where the percentage reduction was 83% (p=0.009).

        The safety and tolerability of budiodarone was also analyzed. Of particular importance was to determine whether budiodarone showed signs of tissue accumulation as would be seen with amiodarone. Budiodarone was designed to avoid the tissue accumulation of amiodarone, thought to be the cause of many of the toxicities associated with the drug. For example, published studies indicate that 90% of patients treated with amiodarone would display corneal microdeposits after three months of treatment due to accumulation. These corneal microdeposits are identified through slit lamp exams. The patients treated with budiodarone in this Phase 2b study received slit lamp exams at the conclusion of the study and no corneal microdeposits were seen in any of the patients. This, coupled with the patients' return to essentially their pretreatment level of atrial fibrillation burden during the 30 days following cessation of treatment with budiodarone, supports our belief that budiodarone may avoid accumulation in tissues. Budiodarone was generally well-tolerated by the patients in the study.

        The clinical characteristics of the patients enrolled in this Phase 2b trial were similar to those enrolled in other recent large scale trials, such as Canadian Trial of Atrial Fibrillation, or CTAF, ADONIS, ERUDIS and ATHENA, testing other antiarrythmic drugs designed to treat atrial fibrillation. As such, we believe the results of this Phase 2b study compare favorably with the results of these other studies. These characteristics are also broadly representative of the general population of patients with atrial fibrillation.

        We believe these positive Phase 2b results, along with the results from our earlier trials, establishes the proof of concept for budiodarone, and may allow us to enter into collaboration with a significant pharmaceutical partner for further development, and eventual commercialization, of this product candidate.

        Phase 2 Trial in Paroxysmal Atrial Fibrillation (CLN-208).    We successfully completed this open-label dose-escalation design Phase 2 trial testing the safety and efficacy of budiodarone in the treatment of paroxysmal atrial fibrillation in six patients for an eight week period. The endpoint was to establish that the patients' atrial fibrillation burden would be significantly reduced compared to baseline. The patients in this trial had an implanted pacemaker with the capability of monitoring the duration and severity of the episodes of atrial fibrillation and logging the results. The patients' atrial fibrillation burden was measured at weekly intervals. The first two weeks served as the untreated baseline period. Following the baseline period, budiodarone was then administered twice a day, or BID, in ascending doses over the next eight weeks; 200 mg BID for two weeks, 400 mg BID for two weeks, 600 mg BID for two weeks, and 800 mg BID for two weeks. Treatment with budiodarone was then stopped and the final two weeks served as a washout period to measure the level of atrial fibrillation burden.

        The results provide evidence of the efficacy of budiodarone in reducing the atrial fibrillation burden in all six patients, with a statistically significant reduction in atrial fibrillation burden apparent even at the lowest dose of 200 mg BID. At baseline, the patients had a mean atrial fibrillation burden of 20%. This was reduced to a mean of 1.5% of time spent in atrial fibrillation over a two-week period at the highest dose of 800 mg BID. As dosing increased, average atrial fibrillation burden was reduced by 71% at 200 mg BID compared to baseline (p=0.03), by 72% at 400 mg BID compared to baseline (p=0.03), by 80% at 600 mg BID compared to baseline (p=0.06) and by 87% at 800 mg BID compared to baseline (p=0.06). At the two highest doses, one patient decided to not complete the study due to gastrointestinal discomfort and statistical significance was not achieved. After the cessation of treatment, the atrial fibrillation burden gradually increased to pretreatment values by the second week.

        The rapid onset and offset of antiarrhythmic activity of budiodarone are mirrored by the blood levels of the candidate drug that were measured at intervals throughout the trial. Plasma levels of budiodarone increased in proportion to the increase in dose, and after cessation of dosing, the concentration of budiodarone and its metabolites all decreased to almost zero within one week. This is an important advantage for budiodarone compared to amiodarone, which can take months to be completely eliminated from the body, giving rise to the serious side effects that budiodarone is designed to address. Budiodarone was generally well tolerated, with transient and expected changes in measures of thyroid function, as well as gastrointestinal complaints such as dyspepsia, lower abdominal pain, loose stools and nausea being reported, especially at the highest dose. The more prevalent side effects coupled with considerations for the incremental improvement in response at the highest dose led us to not include the 800 mg BID dose in further clinical trials. These mild side effects are similar to those seen with amiodarone. There were no drug related serious adverse events.

        Phase 1 Clinical Trials.    We have successfully completed three Phase 1 clinical trials testing budiodarone in 83 healthy volunteers. The results of these Phase 1 clinical trials in healthy volunteers indicated that single doses up to 800 mg and repeat oral dose safety studies at doses up to 1600 mg/day in healthy volunteers did not show any clinically significant adverse events. Moreover, pharmacokinetic analysis in these subjects showed that budiodarone had a shorter half-life than amiodarone and did not display the tendency towards the accumulation associated with amiodarone. The results of a drug-drug interaction study indicated that at doses expected to be used in Phase 3 trials budiodarone was well tolerated when administered with the anticoagulant warfarin. Also at expected therapeutic doses, no cardiovascular adverse events were noted, and there was no effect on the surface electrocardiogram. An additional Phase 1 clinical trial was discontinued due to the inability to identify suitable subjects.

ATI-7505—A Prokinetic Agent for the Treatment of Gastrointestinal Disorders

        Our third lead product candidate is ATI-7505, an orally bioavailable new chemical entity being developed for the treatment of various gastrointestinal disorders. We hold several composition of matter patents on ATI-7505 and have several other patent applications pending in the United States and other jurisdictions.

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

        Since cisapride was withdrawn from the market, no other product has taken its place. Other existing therapies address certain disorders affecting the gastrointestinal tract, but there is still a need for better motility agents which can be used for long-term relief of upper gastrointestinal problems. An agent that promotes motility in the upper and lower gastrointestinal tracts without the cardiac liability of cisapride continues to be an important unmet need for patients suffering from various gastrointestinal disorders.

  Our Prokinetic Agent

        ATI-7505 is an orally bioavailable, small organic molecule that is structurally similar to cisapride. Like cisapride, ATI-7505 is a potent 5-HT4 receptor agonist that has prokinetic effects. However, ATI-7505 is more selective than cisapride, with minimal activity on the hERG channel as well as minimal to no activity on the 5-HT3 or other serotonergic receptors. This selectivity minimizes the potential for off-target pharmacological effects. The results of preclinical animal and clinical human testing to date suggest that ATI-7505 has similar pharmacologic activity to that described in the literature for cisapride but has a substantially different metabolic and cardiac safety profile.

        ATI-7505 is designed to address the deficiencies of cisapride by maintaining its proven therapeutic benefit while eliminating its known cardiac side effects. ATI-7505 is designed to avoid CYP450 metabolism and the associated drug-drug interactions. We engineered ATI-7505 to undergo rapid esterase-mediated metabolism into a single major nontoxic metabolite, ATI-7500. During our preclinical studies neither ATI-7505 nor its metabolite ATI-7500 exhibited any interaction with CYP450. In nearly 1,000 people treated, the most frequently reported side effect considered to be off-target was headache and this was reported no more frequently in the ATI-7505 treated patients than in the placebo group. Data generated to date indicate that ATI-7505 has no significant activity at any potassium channel including the hERG channel or other key cardiac ion channels. This was confirmed in a standard Thorough QT (TQT) study that showed only minimal effects on the QT interval at both therapeutic and supratherapeutic doses. This is in contrast to the significant cardiac liability of cisapride and its CYP450 metabolite known as norcisapride.

        ATI-7505 is designed to provide prokinetic activity in the gastrointestinal tract without cardiac safety problems at anticipated therapeutic doses.

  Indications and Market Opportunity

        ATI-7505 has the potential for use in various gastrointestinal disorders for which increased motility would be beneficial. There are five potential major indications that may be pursued:

        Chronic constipation results from a lack of an adequate number of bowel movements (typically less than three per week) over an extended period of time (usually defined as greater than six months). When suffering from chronic constipation, patients often try laxatives and fiber supplements prior to physician prescribed therapy. Due to limitations in existing treatments, a significant need exists for a safe and effective chronic constipation therapy. Based on a 2004 article in Review of Gastrointestinal Disorders, it is estimated that between 36 and 57 million people in the United States have chronic constipation and that approximately 33% of them see a physician for this condition.

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

        GERD is a digestive system disorder characterized by the frequent unwanted passage of stomach contents into the esophagus that results in such symptoms as heartburn and, in some cases, damage to the lining of the esophagus. According to a 2007 report in Med Ad News, approximately $17.0 billion is spent worldwide each year on GERD and heartburn medications. According to a 2006 article in the Digestion International Journal of Gastroenterology, approximately 10 percent of the population experiences GERD symptoms daily. While most patients are treated with drugs that reduce the acid contents of the stomach, approximately 20 to 25 percent of patients (or 6.0 to 7.5 million people in the United States) do not obtain adequate relief from this type of treatment. This is the population that is targeted with ATI-7505.

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

        IBS is a set of chronic symptoms associated with the lower gastrointestinal tract, particularly the colon, and is usually experienced as abdominal pain, bloating and discomfort. This can include constipation with difficult or painful bowel movements or diarrhea due to excess fluid in the colon. While the causes of IBS are still in question, lack of colonic motility is thought to be a primary cause. As with chronic constipation, patients need an effective motility agent when other remedies, such as change in diet, reduction of stress or consumption of laxatives or fibers, do not relieve the IBS symptoms. ATI-7505 is targeted for use in the segment of IBS patients who also suffer from chronic constipation. According to a 2005 article in the Alimentary Pharmacology and Therapeutics journal, an estimated 5.5 million adults in the United States suffer from IBS with constipation and an estimated additional 28.0 million adults suffer from IBS with intermittent constipation.

  Clinical Development Status

        Procter & Gamble Pharmaceuticals, Inc., or P&G, our collaboration partner for the development of ATI-7505 from June 2006 until July 2008, completed a maximum tolerated dose study during which healthy subjects were treated with doses as high as 250 mg qid, a TQT study involving the investigation of ATI-7505 at both therapeutic doses as well as at four times the expected therapeutic dose to investigate its effect on cardiovascular functions, and a Phase 2 study in idiopathic chronic constipation involving three doses of ATI-7505 twice daily compared to placebo over a four-week period. We have also previously concluded three Phase 2 trials testing ATI-7505's potential as both a lower (large bowel) and upper (stomach and esophagus) gastrointestinal therapy. The safety and tolerability of the drug was also observed.

        Phase 2 Chronic Idiopathic Constipation Trial (CLN-711).    Conducted by P&G, this Phase 2b, randomized, placebo-controlled study of ATI-7505 in patients with chronic idiopathic constipation was designed to enroll 400 patients but was terminated early when P&G returned the product candidate to us. We did not have the resources to continue the clinical trial. At the time the trial was ended, 214 patients had been enrolled. Nonetheless, significant results were achieved with one dose group that, we believe, further demonstrates the potential efficacy of ATI-7505.

        The Phase 2b clinical trial was conducted at 42 trial sites in five countries. Patients were treated for four weeks and the primary efficacy endpoint was the improvement in the total number of spontaneous bowel movements, or SBM, during the first seven days after randomization as compared to placebo. Patients were randomized to either placebo or doses of ATI-7505 of 20 mg BID, 40 mg BID, 80 mg BID, or 120 mg BID. Randomization was balanced amongst all treatment arms. SBM was defined as a bowel movement occurring without the need for a laxative or enema within the preceding 24 hours. Safety assessments were conducted on every patient enrolled.

        Utilizing the original statistical analysis plan for the full study, statistical significance (p=0.0031) was achieved at the 80 mg BID dose with an increase of a mean of 3.32 SBMs in the first week compared to baseline. In the placebo group, this increase was only 0.31 SBMs. A preliminary analysis of the overall responder rate indicates ATI-7505 maintained its positive effect over the full four-week treatment period. In addition, time-to-first SBM using a Kaplan-Meier analysis suggests that many patients on ATI-7505, unlike placebo, have their first SBM following the first dose of the drug and this effect was observed at all doses tested. The 80 mg BID dose was very well tolerated and there were no reports of diarrhea, nausea or vomiting.

        Thorough QT Study Assessing Cardiac Safety (CLN-713).    Conducted by P&G, this clinical study was conducted with healthy volunteers, under standard and established guidance from the FDA for the conduct of such cardiac safety studies, to assess whether electrocardiographic effects are seen at therapeutic and supra therapeutic doses of ATI-7505. The study design followed the FDA's ICH E14 guidance for measuring whether drugs have the potential for causing prolongation of the QT interval. The FDA requires a TQT study on most drugs in development because prolongation in QT interval (corrected for changes in heart rate, or QTc) may signify an increased risk of developing cardiac arrhythmias.

        The study of 250 subjects was a single-center, randomized, double-blind, placebo-controlled, four-arm, parallel-group study of two doses of ATI-7505—a therapeutic dose of 40 mg every six hours and a supratherapeutic dose of 200 mg every six hours, in healthy male and female volunteer subjects. Subjects in one treatment arm received a single dose of 400 mg moxifloxacin to serve as a positive control to establish the sensitivity of the study to measure QT prolongation. The data collected was evaluated utilizing a standard, manual extraction process performed by eResearch Technology.

        When the data from all study participants were analyzed, the placebo-corrected QTc mean change from baseline (using the individual correction method for heart rate, or QTcI) for the therapeutic and supratherapeutic doses of ATI-7505 were 1.5 and 3.1 milliseconds, respectively, an outcome that suggests little or no electrocardiographic effect. The upper confidence interval of 10 milliseconds was not crossed at any of the 15 time points, with either dose. Moxifloxacin demonstrated Mean QTc prolongation of 8.7 milliseconds and the upper confidence interval of 10 milliseconds was crossed at 13 of 15 time points after dosing. The moxifloxacin response is consistent with previous clinical experience and thus validates the outcome of the study. In addition to a lack of meaningful changes in the mean QTc interval, the percent of outliers exceeding 30 milliseconds from baseline was consistent across patients receiving placebo and active drug, as well as between genders, and no ATI-7505 subjects displayed a QTcI interval that exceeded 480 milliseconds at any time.

        We received written confirmation from the FDA that based on their review of the results of this Thorough QT study, the FDA concurs that the study met the ICH E14 criteria for the design, conduct and analysis of a Thorough QT study, and they concur with our interpretation of the results that the findings were negative, meaning ATI-7505 does not significantly increase the QT interval at therapeutic and supratherapeutic doses.

        We believe the results of this Thorough QT study, along with the data collected through intense cardiac safety monitoring of the other approximately 700 people administered ATI-7505, strongly support the cardiac safety profile we sought in the design of the product candidate.

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

        Phase 2 Erosive Esophagitis Safety and Efficacy Trial (CLN-708).    This randomized, double-blind, placebo-controlled, multi- center Phase 2 trial was successfully completed enrolling 202 patients diagnosed with erosive esophagitis, or EE. This condition is evidenced by lesions on the esophageal lining which results from excess acid in the esophagus over an extended period of time. This excess acid is due to the reflux of the stomach's contents into the esophagus possibly because the circular band of muscle between the stomach and esophagus, called the lower esophageal sphincter, relaxes abnormally. In extreme cases, prolonged EE can lead to cancer of the esophagus. The primary endpoint of this trial was to determine the treatment effect of ATI-7505 versus placebo in reducing the severity of EE by at least one grade on a generally accepted four-point scale of measuring esophageal lesions. This scale is known as the Los Angeles Classification Scale, or the LA Scale. The doses of active drug used in the trial were 12 mg qid and 40 mg qid. The extent of a patient's lesion was measured by an endoscopic evaluation at the beginning and end of the treatment period of four weeks (28 days).

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

        The study objective to demonstrate dose-related reduction in acid exposure in the esophagus was achieved. In terms of acid exposure, the results were approaching significance (p=0.0625 versus placebo) at 40 mg qid in measuring the time within a 24-hour period that the patients' esophageal acid level was pH<4. Statistical significance was achieved in a post hoc analysis when we evaluated whether the effect of ATI-7505 on acid reduction improved as the dose increased. This analysis compared ATI-7505 12 mg qid to 40 mg qid. The resulting p-value of 0.0014 indicates that the treatment effect improves as the dose increases.

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

ATI-9242—An Agent for the Treatment of Schizophrenia

        ATI-9242 is a next generation atypical antipsychotic therapy in a Phase 1 clinical trial and whose receptor selectivity has been modeled to replicate the efficacy of clozapine for the treatment of schizophrenia and other psychiatric disorders. In addition, ATI-9242 has been engineered to have an improved effect on the negative symptoms associated with schizophrenia and to enhance cognition. Designed to avoid drug-drug interactions by not depending upon CYP450 for metabolism, ATI-9242 has also been engineered to minimize the metabolic consequences of weight gain often resulting from the use of atypical antipsychotics. We will continue the clinical development of ATI-9242 as our resources allow.

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

Competition

        The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates than we currently do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as our product candidates. We expect any future products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration and drug delivery. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any future products developed by us. We also expect to face competition in our efforts to identity appropriate collaborators or partners to help commercialize our product candidates in our target commercial areas.

        Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin due to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, and that Bristol-Myers Squibb Company in collaboration with Pfizer, Inc., and Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 2 or Phase 3 testing. We are aware of a direct thrombin inhibitor program at Boehringer-Ingelheim GmbH. The first direct thrombin inhibitor presented to the FDA for approval, ximelagatran, previously marketed as Exanta by AstraZeneca plc, has not been recommended for approval due to idiosyncratic liver toxicity problems. Although we believe tecarfarin's mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely provide major competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

        We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation in the United States. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide marketed by 3M Company and propafenone, marketed by Reliant Pharmaceuticals, Inc., do not have equivalent efficacy to amiodarone, but will continue to compete in the atrial fibrillation marketplace. Sanofi-aventis has applied for commercial approval in the United States for its antiarrhythmic therapy Multaq® (dronedarone). We believe Multaq will be approved and will provide substantial competition to budiodarone in the treatment of atrial fibrillation. Cardiome Pharma Corp. is in Phase 2 testing with an oral product, vernakalant, for the treatment of atrial fibrillation which they hope will have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

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

        ATI-7505 has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic agent which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system's motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also be competitive to ATI-7505, including tegaserod, marketed by Novartis Pharmaceuticals Corporation as Zelnorm, which was temporarily withdrawn from the market and recently re-introduced with restrictive use labeling, TD-5108 being developed by Theravance, and erythromycin. Many additional prokinetics are in development targeting these indications. We believe the most significant competition to ATI-7505 for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. ATI-7505 is targeted at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. ATI-7505 will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

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

        As of December 31, 2008, we held 116 patents and 123 pending patent applications worldwide. 43 of the 116 patents have issued or been allowed in the United States, and 18 of the 123 pending patent applications were pending in the United States. Our composition of matter patent for tecarfarin, our product candidate for anticoagulation, was filed in April 2005, first published in Europe in October 2005, and was issued in the United States in August 2007. Composition of matter protection for tecarfarin in the United States will expire in 2025. We also hold two issued foreign patents and 14 pending foreign patent applications related to the tecarfarin composition of matter. The broader patent family related to the tecarfarin program also includes two issued patents and one pending application in the United States, 21 issued foreign patents and two pending foreign applications. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, was issued in 2002 and will expire in 2020. The patent family related to budiodarone includes an additional 47 patents and 40 pending patent applications issued in the United States and certain foreign jurisdictions. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and two in foreign jurisdictions. The United States and foreign patent applications related to the composition of matter of our compound for the treatment of gastrointestinal disorders, ATI-7505, were filed in January 2005 and first published in Europe in July 2005. We hold four issued patents and six pending patent applications in the United States as well as four issued patents and 36 pending patent applications in certain foreign jurisdictions related to the ATI-7505 program. Composition of matter patent protection in the United States for ATI-7505 will expire in 2025.

        For each of our product candidates, we may be entitled to an additional period of exclusivity in the United States for up to five years pursuant to the United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the Hatch-Waxman Act. The Hatch-Waxman Act provides for up to five years to be added to a patent term in order to compensate the patentee for delays associated with seeking regulatory approval. If we gain such a five-year extension, we could have certain patent rights in the United States for ATI-7505 until 2030, for tecarfarin until 2030 and for budiodarone until 2025. The five year extension, however, is not guaranteed and may be subject to a reduction if we fail to act diligently in the regulatory lenient period or if the term restoration extends the commercial life of a product covered by the patent beyond 14 years. In Europe, similar legislative enactments may allow us to obtain five-year extensions of certain of the European patents (once obtained) covering our product candidates through the granting of Supplementary Protection Certificates.

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

Manufacturing

        We do not have, and do not intend to establish in the near term, any of our own manufacturing capability for our product candidates, or their active pharmaceutical ingredients, or the capability to package any products we may sell in the future. We rely on a number of third- party manufacturers and suppliers to produce and supply the active pharmaceutical ingredients and drug products we require to meet the preclinical and clinical requirements of our product candidates.

        We currently do not have long-term supply contracts with any of our third-party manufacturers and suppliers, and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. Our third- party manufacturers are subject to the FDA's current Good Manufacturing Practices, or cGMP, requirements and other rules and regulations prescribed by domestic and foreign regulatory authorities. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements and applicable foreign standards.

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

        After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $1,247,200, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently $71,520 per product and $425,600 per establishment. These fees are typically increased annually.

        The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider certain information or clarification of information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

        After FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter, an approvable letter or a not-approvable letter. Both approvable and not-approvable letters generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

        The ANDA applicant is required to make certifications to the FDA concerning any patents listed for the approved product in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

  Other Regulatory Requirements

        Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry- sponsored scientific and educational activities and promotional activities involving the internet.

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

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

  Anti-Kickback, False Claims Laws and The Prescription Drug Marketing Act

        In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under

Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they reported to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

  Food and Drug Administration Amendments Act of 2007

        On September 27, 2007, the Food and Drug Administration Amendments Act, or the FDAAA, was enacted into law, amending both the FDC Act and the Public Health Service Act. The FDAAA makes a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changes FDA's handling of postmarket drug product safety issues by giving FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a Risk Evaluation and Mitigation Strategy, or REMS.

        The FDAAA also reauthorized the authority of the FDA to collect user fees to fund FDA's review activities and made certain changes to the user fee provisions to permit the use of user fee revenue to fund FDA's drug safety activities and the review of Direct-to-Consumer ("DTC") advertisements.

        The FDAAA also reauthorized and amended the Pediatric Research Equity Act, or PREA. The most significant changes to PREA are intended to improve FDA and applicant accountability for agreed upon pediatric assessments.

Research and Development

        Conducting a significant amount of research and development has been central to our business model. Our research and development expenses were $40.1 million for the year ended December 31,

2008, $25.0 million for the year ended December 31, 2007, and $24.0 million for the year ended December 31, 2006.

Employees

        As of December 31, 2008, we had 75 employees, 57 of whom were engaged in research and product development activities. Six of our employees hold medical degrees and 20 hold Ph.D.s. Our employees are not represented by a collective bargaining agreement. None of our employees are represented by a labor union and we believe our relations with our employees are good.

Executive Officers of the Registrant

        Our executive officers, their ages and their positions as of February 27, 2009, are as follows:

Name	Age	Position(s)
Paul Goddard, Ph.D.	59	Chairman of the Board and Chief Executive Officer
Peter G. Milner, M.D.	53	President, Research and Development and Director
John Varian	49	Chief Operating Officer and Chief Financial Officer
Pascal Druzgala, Ph.D.	54	Vice President and Chief Scientific Officer
Daniel Canafax, Pharm.D.	56	Vice President and Chief Development Officer
David Nagler	56	Vice President, Corporate Affairs and Secretary

        Paul Goddard, Ph.D. has served as the Chairman of our Board since August 2003 and was appointed our Chief Executive Officer in April 2005. From March 2000 to August 2005, Dr. Goddard served as chairman and part-time executive of several companies including A.P. Pharma, Inc., a pharmaceutical company, and XenoPort, Inc., a biopharmaceutical company. From October 1998 until March 2000, he was chief executive officer of Elan Pharmaceuticals, Inc., the largest division of Elan Corporation plc, a biotechnology company. He was chief executive officer of Neurex Corporation, a biotechnology company, from February 1991 until October 1998 when the company was acquired by Elan Corporation plc. Prior to 1991, Dr. Goddard held various senior management positions at SmithKline Beecham plc, a pharmaceutical company, including senior vice president strategic marketing and senior vice president Far East region. He obtained his doctorate degree from St. Mary's Hospital, London, in the area of etiology and pathophysiology of colon cancer. Dr. Goddard remains on the board of directors of A.P. Pharma, Inc., Adolor Corporation, a biopharmaceutical company, and Onyx Pharmaceuticals, Inc., a biopharmaceutical company.

        Peter G. Milner, M.D. is our co-founder and has served as our President, Research and Development, since April 2005. From February 1997 until February 2005, Dr. Milner served as our Chief Executive Officer. Dr. Milner is a board certified physician and cardiologist, and serves as voluntary clinical faculty at Stanford Veterans' Hospital. In June 1992, Dr. Milner co-founded CV Therapeutics, Inc., a biopharmaceutical company. Prior to CV Therapeutics, Inc., Dr. Milner was an assistant professor of medicine at Washington University in St. Louis, Missouri. Dr. Milner has numerous patents in his name and is the author of several scientific articles published in peer-reviewed journals. Dr. Milner attended the University of Liverpool, England where he received a bachelor of sciences degree with honors in biochemistry and a degree in medicine. He completed his postgraduate training in medicine at Johns Hopkins Medical School, cardiology and pharmacology at University of Virginia and molecular biology at Washington University in St. Louis. Dr. Milner is a Fellow of the American College of Cardiology, serves on the board of directors of California Healthcare Institute and the Scientific Advisory Board of Novartis Institute of Biomedical Research in Cambridge, Massachusetts.

        John Varian has served as our Chief Operating Officer since December 2003 and as our Chief Financial Officer since April 2006. He was formerly chief financial officer of Genset S.A., a biotechnology company. He also participated as a key member of the negotiating team in the sale of the company to Serono of Switzerland. From October 1998 to April 2000, Mr. Varian served as senior vice president, finance and administration of Elan Pharmaceuticals, Inc. He was chief financial officer of Neurex Corporation from June 1997 until October 1998 when the company was acquired by Elan Corporation plc. Mr. Varian is a founding member of the Bay Area Bioscience Center and a former chairman of the Association of Bioscience Financial Officers International Conference. Mr. Varian received a B.B.A. degree from Western Michigan University.

        Pascal Druzgala, Ph.D. is our co-founder and has served as our Senior Vice President and Chief Scientific Officer since June 2008, and prior to that as Vice President, Research and Chief Scientific Officer since our inception. Dr. Druzgala is responsible for all research related activities of our company. Prior to the founding of ARYx, Dr. Druzgala also co-founded Advanced Therapies, Inc., a biopharmaceutical company, in October 1994. Earlier in his career, Dr. Druzgala served as group leader at Xenon Vision, where the retrometabolic drug design concept was applied to four drugs for ocular delivery. One of these drugs, loteprednol etabonate (Alrex or Lotemax), is now marketed by Bausch & Lomb, Inc., an eye care company. Dr. Druzgala was a Ph.D. chemist at Pharmatec working on brain-delivery systems for antivirals and estrogens. Dr. Druzgala received a Pharm.D degree from the University of Montpellier, France, and then earned his diplôme d'études approfondies degree at the European Institute of Industrial Pharmaceutical Sciences in Montpellier, France. Dr. Druzgala later graduated from the University of Florida with a doctorate in medicinal chemistry. He completed his post doctorate work at the Center for Drug Design and Discovery at the University of Florida where he first experimented with various drug discovery programs utilizing retrometabolic techniques.

        Daniel M. Canafax, Pharm.D. has served as our Vice President and Chief Development Officer since February 2007. Dr. Canafax has overall responsibility for the development of our pipeline of products from preclinical development through clinical trials. From July 2002 to February 2007, Dr. Canafax served as vice president of clinical development at XenoPort, Inc. From June 2001 to July 2002, Dr. Canafax acted as director and medical monitor at MedImmune, Inc., a pharmaceutical company. Dr. Canafax received his B. Pharm. degree from Washington State University and his Pharm.D. degree from the University of Kentucky.

        David Nagler has served as our Vice President, Corporate Affairs, and Secretary since July 2003. From June 1995 to September 2002, Mr. Nagler served at Genentech, Inc., a biotechnology company, including as its vice president of human resources and its senior director of government affairs. Prior to joining Genentech, Mr. Nagler co-founded JLA Associates in Sacramento, a legislative consulting and association management company that he later sold to Nossaman Guthner Knox & Elliott LLP, a law firm. Mr. Nagler received a bachelor of arts degree in public policy and philosophy from the University of California, Berkeley. Mr. Nagler is a member of the board of directors of UC Davis CONNECT, a program designed to foster the success of new business ventures in the Sacramento region. Mr. Nagler also serves in the City of Pleasanton, California as an appointed member of the City Human Services Commission.

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

 Risks Related to Our Business

         We will need substantial additional funding and may be unable to raise capital when needed, which would force us to limit or cease our operations and related product development programs.

        Our ability to continue operations is dependent upon our ability to obtain substantial additional capital. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to fund our operations, including research and development expenses and costs associated with the conduct of clinical trials for our product candidates. Net cash used in operating activities was $45.2 million and $27.7 million in the years ended December 31, 2008 and 2007, respectively. We expect that our net cash used in operations may increase significantly in each of the next several years in order to support our operations and complete the development and commercialization of our product candidates. It is our intention to enter into collaboration arrangements to commercialize our product candidates. Within those arrangements, we may retain the commercial right to co-promote our products to selected physicians through a specialty sales force. However, should the collaboration arrangements fail to provide sufficient revenue to fund our operations adequately, we will need to raise additional capital to fund our operations and complete development of our product candidates. If any of our product candidates receive regulatory approval for commercial sale, we may need to raise additional capital to fund our portion of the commercialization efforts. Our future funding requirements will depend on many factors, including:

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

        Until we can generate a sufficient amount of product revenue, if we ever do, we expect to finance future cash needs through corporate collaboration and licensing arrangements, public or private equity offerings, debt financings or through interest income earned on cash balances.

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

        We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. Although we believe our current cash on hand is sufficient to fund our operations through the end of the first quarter of 2010, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

  •
  terminate or delay clinical trials for one or more of our product candidates;

  •
  reduce our headcount and capital expenditures;

  •
  delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

  •
  curtail significant drug research and development programs that are designed to identify new product candidates.

         We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.

        We have a limited operating history and have incurred significant losses since our inception. As of December 31, 2008, we had an accumulated deficit of approximately $153.9 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs subject to adequate funding. Subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, the cost of establishing a 100 person North American specialty sales force will be substantial. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.

        Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financings, debt financings and a single corporate partnership with P&G that was terminated in July 2008. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed, if sales revenue from any FDA-approved product candidate is insufficient or if we fail to enter into partnering arrangements for our product candidates on terms favorable to us, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

         Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

        Our most advanced product candidate, tecarfarin, entered Phase 2/3 clinical trials in June 2008. Two additional product candidates, budiodarone and ATI-7505, are in Phase 2 clinical trials and a fourth product candidate, ATI-9242, entered into Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

  •
  may not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise may not meet applicable regulatory standards for approval;

  •
  may not offer therapeutic, safety or other improvements over existing or future drugs used to treat the same conditions;

  •
  may not be capable of being produced in commercial quantities at acceptable costs; or

  •
  may not be accepted in the medical community or by third-party payors.

        We do not expect any of our current product candidates to be commercially available in the next several years, if at all. If we are unable to make our product candidates commercially available, we will not generate product revenues and we will not be successful. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of Phase 3 clinical trials.

         Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments.

        Currently, there is turmoil in the U.S. economy due to a global credit crisis that has resulted in tightening credit markets and rising liquidity concerns across most industries, including the banking and investments sector. While as of the date of this filing, we are not aware of any material losses, or other significant deterioration in the fair value of our cash equivalents or investments in marketable securities since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments in marketable securities or our ability to meet our financing objectives to allow us to continue our operations.

         In periods of worsening economic conditions, it may be difficult and costly for us to raise additional capital.

        As a result of worsening market conditions, banks and other credit grantors have faced liquidity concerns and have tightened their lending standards, investors have become more risk adverse and economic growth has been negatively impacted. These factors are contributing to reduced credit availability and rising costs for issuers needing to raise additional capital. If these factors continue to affect the credit and equity markets, our ability to raise capital may be adversely affected, if not completely hindered.

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

         Collaborative arrangements do not currently exist for any of our product candidates. If we do not establish collaborations for each of our tecarfarin, budiodarone, ATI-9242 and ATI-7505 product candidates or future product candidates, we may have to alter our development and commercialization plans.

        Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including tecarfarin, budiodarone, ATI-7505 and ATI-9242. We intend to seek partners because the commercialization of each of our first four product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have the capabilities to perform Phase 3 clinical trials. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

         The commercial success of our potential collaborations will depend in part on the development and marketing efforts of our potential partners, over which we will have limited control. If our collaborations are unsuccessful, our ability to develop and commercialize and to generate future revenue from the sale of our products will be significantly reduced.

        Our dependence on future collaboration arrangements will subject our company to a number of risks. Our ability to develop and commercialize each of our product candidates will depend on our and our potential collaboration partner(s)' ability to establish the safety and efficacy of each respective product candidate, obtain and maintain regulatory approvals and achieve market acceptance of the product candidate(s) once commercialized. Our potential collaboration partner(s) may elect to delay or terminate development of our product candidates, independently develop products that compete with ours, or fail to commit sufficient resources to the marketing and distribution of our product candidates. The termination of a collaboration agreement may cause us to incur additional and unanticipated costs that may be material to our operations.

        Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of our potential collaboration partners to fulfill their obligations to us. If a partner fails to perform in the manner we expect, our potential to develop and commercialize the respective product candidate(s) through other collaborations and to generate future revenue from the sale of the product candidate(s) may be significantly reduced. If a conflict of interest arises between us and our collaboration partner(s), they may act in their own self-interest and not in the interest of our company or our stockholders. If a collaboration partner breaches or terminates their collaboration agreement with us or otherwise fails to perform their obligations thereunder in a timely manner, the clinical development or commercialization of the respective product candidate(s) could be delayed or terminated. For example, we experienced this when P&G terminated our collaboration agreement to develop and commercialize ATI-7505, and we may experience a similar result with potential collaboration partners in the future with respect to any of our product candidates.

         If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

        Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other federal and state regulatory agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. Future collaborative agreements will likely cause us to give up control of interactions and regulatory approval processes with the FDA and other regulatory bodies. We or our partners may never receive regulatory approval for the commercial sale of any of our product candidates. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals and have not received regulatory approval to market any of our product candidates in any jurisdiction. The process of applying for regulatory approval is expensive and time-consuming, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

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

        The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Moreover, the FDA may not agree that certain target indications are approvable. For instance, the FDA has never approved a drug for postprandial distress syndrome, or PDS, and we cannot be certain that the FDA will recognize PDS as an indication for which ATI-7505 or other drugs can be approved. As another example, while we believe we have clear direction from the FDA as to the development path for our tecarfarin product candidate based on our initial discussions, the FDA may change their judgment on the appropriate development pathway for tecarfarin at any time. Similarly, the clinical trials to be required by the FDA for approval of new anti-arrythmic therapies may change as they consider the approval of similar therapies submitted by competing pharmaceutical companies.

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

        Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Each of the opportunities upon which we have chosen to focus is based upon our belief that our RetroMetabolic Drug Design technology can be used to create a new product based upon an existing product which is efficacious in treating a specific condition, but which has a known safety problem. Each of our four lead product candidates is modeled on drugs which have significant safety problems. Tecarfarin is modeled on warfarin which is known to have safety risks because of its potential for bleeding and for drug-drug interactions with numerous other drugs as listed on the package insert for the product. Budiodarone is modeled on amiodarone which is used, but not approved, for atrial fibrillation in spite of known safety problems due to its accumulation in the body and interaction with other drugs. Both amiodarone and budiodarone contain iodine which can accumulate in the thyroid and must be monitored for safety purposes. In addition, budiodarone is partially metabolized by CYP450 and, at certain levels has caused drug-drug interactions with warfarin, which increased INR and could increase the risk of hemorrhage complications. ATI-9242 is modeled to retain certain of the positive features of the class of atypical antipsychotic drugs while lessening certain of the safety issues that vary but exist within the class. The receptor profile which yields the positive and avoids the negative features of this class of drugs is a matter of great debate. While we have designed ATI-9242 to have an appropriate balance across a very complex set of receptors, we may have targeted an inappropriate profile or the profile attained may result in an unanticipated lack of efficacy or safety problems. ATI-7505 is modeled on cisapride which was withdrawn from the market due to fatal cardiac problems. Although we have designed our drugs to largely address each of the original drugs' key safety problems, we will need to continue to demonstrate this through continued clinical testing. It is possible that the FDA may impose additional requirements on the development or approval of our products because of its concern about the original drug's safety problems. These potential additional barriers could delay, increase the cost of, or prevent the commercialization of our product candidates.

        Our product candidates are engineered to be broken down by the body's natural metabolic processes in a manner we believe to be safer than that of the original drug. There can be no assurance that the products we develop will actually be metabolized as we expect. While we have designed the breakdown products to be safe, it is possible that there will be unexpected toxicity associated with these breakdown products that could cause our products to be poorly tolerated by, or toxic to, humans. Additionally, while we believe we have addressed the key safety problem of each of the original drugs, it is possible that our change to the chemical structure may result in new unforeseen safety issues. Any unexpected toxicity or suboptimal tolerance of our products would delay or prevent commercialization of these product candidates. Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra by Pfizer because of safety issues caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. Another prokinetic, tegaserod marketed by Novartis Pharmaceuticals Corporation as Zelnorm, was temporarily withdrawn from the market and then reintroduced in a very limited manner due to certain cardiac effects reportedly related to its off-target effects. It is possible that we or a future collaboration partner may be required by regulatory agencies to perform tests, in addition to those we have planned, in order to demonstrate that ATI-7505 does not have the safety problems associated with Zelnorm. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

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

  •
  delays in patient enrollment, which we previously experienced in certain trials, and variability in the number and types of patients available for clinical trials;

  •
  difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

  •
  poor effectiveness of product candidates during clinical trials;

  •
  poor patient compliance while participating in one of our clinical trials;

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

        Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. When referring to "our" patents and other intellectual property in this section, we are referring both to patents and other intellectual property that we own or license. We rely on composition of matter patents for the compounds we develop. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

        The degree of future protection for our proprietary technologies and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example, as applied to both existing and future patents and other intellectual property:

  •
  we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

  •
  we might not have been the first to file patent applications for the disclosed inventions;

  •
  others may independently develop similar or alternative technologies or duplicate our technologies;

  •
  it is possible that none of our pending patent applications will result in issued patents;

  •
  any patents issued to us or our collaborators may not provide protection for commercially viable products or may be challenged by third parties;

  •
  the patents of others may have an adverse effect on our ability to do business; or

  •
  regulators or courts may retroactively diminish the value of our intellectual property.

        Even if valid and enforceable patents cover our product candidates and technologies, the patents will provide protection only for a limited amount of time. As our patents are based on a parent drug where much research has been conducted, we may encounter many competitive patents from covered analogs of the parent drug. Our know-how and trade secrets may only provide a competitive advantage for a short amount of time. Furthermore, we cannot guarantee that our patents, present or future, will have scope sufficient to prevent competing products.

        Our ability and our potential collaborators' ability to obtain and enforce patents is highly uncertain because of the complexity of the scientific and legal issues involved and the subjective nature of issues upon which reasonable minds may differ. Legislative, judicial, and administrative bodies, both foreign and domestic, may issue laws, decisions, and regulations, respectively, that (a) detrimentally affect our ability to obtain protection for our technologies, (b) increase our costs of obtaining and maintaining patents, (c) detrimentally affect our ability to enforce our existing patents, (d) narrow the scope of our patent protection, and/or (e) otherwise diminish the value of our intellectual property in any of the following ways: 1) U.S. Federal Courts and foreign judicial authorities may render decisions that alter the application of the patent laws and detrimentally affect our ability to enforce our patents and obtain patent protection for our technologies; 2) the U.S. Patent and Trademark Office, or USPTO, and foreign counterparts may change the nature of how patent applications are examined and issue regulations that detrimentally affect our ability to obtain patent protection for our technologies and/or increase the costs for obtaining and maintaining protection; and/or 3) Congress and other foreign legislative bodies may make changes to their respective patent laws that may make obtaining and enforcing patents more difficult and/or costly, and/or otherwise diminish the value of our intellectual property or narrow the scope of our patent protection.

        Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. Defending against such challenges could be costly, and the outcome is inherently uncertain and may result in the loss of some or all of our rights. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, noninfringing versions of a drug in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

        Similarly, we may choose to challenge the patents and other rights alleged or asserted by third parties. Such challenges, whether judicial or administrative in nature, could be costly and the outcome uncertain. A negative outcome could detrimentally effect our ability to do business.

        In addition, we may enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, or should the licensors fail to maintain their licensed interest in the licensed patents, we could lose the rights to those technologies and patents.

        As of December 31, 2008, we held 43 issued or allowed U.S. patents and had 18 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 43 U.S. patents that we hold, 39 patents are compound- and composition-related, having expiration dates from 2013 to 2025. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and two in foreign jurisdictions. The composition of matter patent for ATI-7505, our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

        While tecarfarin, budiodarone and ATI-7505 are all covered in the United States by issued composition of matter patents, additional patent applications would be required to extend patent protection beyond 2025, 2020 and 2025, respectively (assuming the validity and enforceability of the current composition of matter patents). We cannot guarantee that any patents will be issued from our pending or future patent applications, and any patents that issue from such pending or future patent applications would be subject to the same risks described herein for currently issued patents.

        Our research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. In most cases, these individuals or entities are at the least precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information may be jeopardized.

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

        Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over or dominate our patent applications or issued patents. There are numerous issued and applied for patents related to the original molecules and analogs of such from which our products are engineered. If the patents are determined to be valid and construed to cover our products, the development and commercialization of any or all could be affected. We do not believe that our activities infringe the patents of others or that the patents of others inhibit our freedom to operate, but we cannot guarantee that we have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to litigate if an intellectual property dispute arises, and it is possible that others may choose to challenge our position and that a judge or jury will disagree with our conclusions. We could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties. If we do not successfully defend an infringement action, are unable to have infringed patents declared invalid, and do not obtain a license to the patented technology, we may,

  •
  incur substantial monetary damages;

  •
  encounter significant delays in marketing our products; and

  •
  be unable to conduct or participate in the manufacture, use or sale of our products or methods of treatment.

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

        Furthermore, our commercial success will depend, in part, on our ability to continue to conduct research to identify additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. In some instances, we may be required to obtain licenses to such third-party patents to conduct our research and development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our research activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, the results of any such litigation are uncertain, and an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our research and development activities.

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

        The starting materials for the production of tecarfarin are provided by Synquest Labs, Inc. and Chem Uetikon, GmbH. To date, the active pharmaceutical ingredient for tecarfarin has been produced by ChemShop BV of the Netherlands and Corum Inc. of Taiwan on an ongoing purchase order basis. Should ChemShop BV or Corum Inc. is unable or unwilling to serve as the supplier of tecarfarin, a delay in the development of tecarfarin could occur, impairing our ability to commercialize tecarfarin on our existing timeline. Tecarfarin's active pharmaceutical ingredient is processed into 1 milligram, 2 milligram, 5 milligram or 10 milligram tablets by QS Pharma.

        The starting materials for the production of budiodarone are provided by the following vendors: SCI Pharmtech, Inc., Lexen Inc., Panchim, Julich GmbH and Weylchem Inc. To date, Ricerca, Biosciences, LLC, ScinoPharm Ltd. and SCI Pharmtech have produced all of budiodarone's active pharmaceutical ingredient. Historically, we have relied on Ricerca, ScinoPharm and SCI Pharmtech as single-source suppliers for budiodarone's active pharmaceutical ingredients. In the event that Ricerca, Biosciences, LLC, ScinoPharm Ltd. or SCI Pharmtech is unable or unwilling to serve as the supplier of budiodarone, we might not be able to manufacture budiodarone's active pharmaceutical ingredient. This could delay the development of, and impair our ability to, commercialize budiodarone. To produce budiodarone drug product, drug substance is processed into 50 milligram or 200 milligram capsule forms by Patheon Inc.

        The starting materials for the production of ATI-9242 are provided by the following vendors: Corum Inc., Alfa Aesar, Apollo Scientific Ltd., and SKECHEM. To date, the active pharmaceutical ingredient for ATI-9242 has been produced exclusively by Corum Inc. in Taiwan. In the event that Corum Inc. is unable or unwilling to serve as the supplier of ATI-9242, we would not be able to manufacture ATI-9242's active pharmaceutical ingredient. This could delay the development of, and impair our ability to, commercialize ATI-9242. To produce ATI-9242 drug product, drug substance is processed into 20 milligram capsule form by Xcelience LLC.

        The starting materials for the production of ATI-7505 are provided by the following vendors: SCI Pharmtech, Inc., Corum, Inc. and Lexen Inc. To produce ATI-7505 drug products, drug substance is processed into 20 milligram or 40 milligram tablet form by Pharmaceutics International, Inc. In the event that any of these vendors are unable or unwilling to produce sufficient quantities of material for the manufacture of ATI-7505, the development and/or commercialization of ATI-7505 could be delayed or impaired.

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

        Our current and anticipated future reliance on third-party manufacturers will expose us and our future collaborative partners to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our product by the FDA or the commercialization of our products, and may result in higher costs or lost product revenues. In particular, our contract manufacturers could:

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

        To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. To date, we have not completed all required clinical trials of any product candidate. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our ability to commercialize our product candidates, including:

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

        For instance, our preclinical studies and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. As another example, additional clinical trials of tecarfarin will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that tecarfarin is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In addition, budiodarone's preclinical studies contain results that are currently being monitored in the clinic. Inhibition of testicular function was observed in one animal species as part of these studies. No such effect has been observed to date in the clinic and monitoring continues. In published studies, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology studies for budiodarone. While we will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our ongoing and planned clinical trials for budiodarone, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell budiodarone. Similarly, in the clinical testing of budiodarone in patients whose condition also required treatment with warfarin, dose adjustments of warfarin were sometimes required. As is common to most clinical trials, the potential for drug-drug interactions will be monitored. In a canine toxicology study of ATI-7505 performed by our former collaboration partner, P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

        Even when our product candidates do not cause any adverse effects, clinical studies of efficacy may show that our product candidates do not have significant effects on target symptoms or may be inconclusive. For example, ATI-7505 was tested in two Phase 2 clinical trials in which the primary endpoints were not met in comparison to placebo. Although these studies did support ATI-7505's efficacy against certain symptoms as secondary endpoints, if future studies show that ATI-7505 is not sufficiently efficacious to justify its use as a therapy, our business and prospects may be materially adversely affected. In addition, we may need to reformulate the ATI-9242 drug product should we find in our on-going Phase 1 testing that adequate blood levels are not achieved with our current formulation.

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

        An important element of our strategy is to continue to identify existing molecules which have demonstrated efficacy, but have safety problems that are amenable to our RetroMetabolic Drug Design technology. Other than tecarfarin, budiodarone, ATI-9242 and ATI-7505, all of our programs are in the preclinical or discovery stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

  •
  the research methodology used may not be successful in identifying potential product candidates; or

  •
  potential product candidates may, on further study, be found not to retain the efficacy profile of the original molecule or be shown to retain harmful side effects or other characteristics suggesting that they are unlikely to be effective products. For instance, at high doses our budiodarone product candidate interacts with warfarin and causes prolonged INR which could increase the risk of hemorrhage complications.

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

        Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval studies, implementing a Risk Evaluation and Mitigation Strategy, or REMS, if the FDA determines that a REMS is necessary to ensure the benefits of the drug outweigh the risks, or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable GMPA regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.

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

  •
  voluntary or mandatory product recalls and publicity requirements which could vary in foreign jurisdictions;

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

        Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe that the safety profile of any products that we may develop will be sufficiently different from the original drugs from which they are modeled to be considered unique and not subject to substitution by a generic of the original drug in the case of budiodarone and tecarfarin, it is possible that a third-party payor may consider our product candidate and the generic original drug as equivalents and only offer to reimburse patients for the generic drug. There are five atypical antipsychotics which currently dominate an estimated $16 billion market for such drugs. Most will be generic competitors of ATI-9242 if it ever reaches the marketplace. While we have designed ATI-9242 to have the improved efficacy and safety features over the existing atypical antipsychotics, these desired features may not be proven in clinical testing or payors may be unwilling to pay a higher price for improved features when generic alternatives are available. Even if we show improved safety with our product candidates, pricing of the existing original drug may limit the amount we will be able to charge for each of our product candidates. In the case of ATI-7505, the original molecule, cisapride, was withdrawn from the market and no generic version exists, but there are many competitive products which may limit the amount we can charge for this product candidate. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

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

        Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin owing to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, and that Bristol-Myers Squibb Company in collaboration with Pfizer, Inc., Eli Lilly and Company and Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 2 or Phase 3 testing. We are aware of a direct thrombin inhibitor program at Boehringer-Ingelheim GmbH. The first direct thrombin inhibitor presented to the FDA for approval, ximelagatran, previously marketed as Exanta by AstraZeneca plc, has not been recommended for approval due to idiosyncratic liver toxicity problems. Although we believe tecarfarin's mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely present major competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

        We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide, marketed by 3M Company, and propafenone, marketed by Reliant Pharmaceuticals, Inc., do not have equivalent efficacy to amiodarone, but will continue to compete in the atrial fibrillation marketplace. Cardiome Pharma Corp. is in Phase 2 testing with an oral product, vernakalant, for the treatment of atrial fibrillation which they hope will have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. Sanofi-aventis has completed Phase 3 clinical trials on their oral product, dronedarone (Multaq®), for the treatment of atrial fibrillation. Sanofi-aventis has filed for regulatory approval from the FDA in the United States. This Phase 3 clinical trial data demonstrated improved outcomes for patients suffering from atrial fibrillation. The FDA may now require outcome studies for the approval of other treatments for atrial fibrillation, including budiodarone. Should this be required, the Phase 3 clinical trials necessary for budiodarone may be more expensive and time consuming than we currently anticipate. However, based upon a recent meeting of the FDA advisory panel considering the regulatory approval of dronedarone, it appears that long-term survival studies will not be required. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

        Competition for ATI-9242 will likely come from the five largest selling atypical antipsychotics: Risperdal by Janssen Pharmaceutica, Seroquel by AstraZeneca Pharmaceuticals LP, Zyprexa by Eli Lilly and Company, Abilify by Bristol-Myers Squibb/Otsuka America Pharmaceutical, Inc. and Geodon by Pfizer Inc., which sold a collective $15.7 billion in 2007. It is likely that virtually all of these would be sold as generic versions by the time ATI-9242 could come to market. Other antipsychotics are in development which may also be competitive to ATI-9242.

        ATI-7505 has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system's motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also compete with ATI-7505, including tegaserod, marketed by

Novartis Pharmaceuticals Corporation as Zelnorm, which was temporarily withdrawn from the market and recently re-introduced with restrictive use labeling, TD-5108, which is being developed by Theravance, and erythromycin. Many additional prokinetics are in development targeting these indications. We believe the most significant competition to ATI-7505 for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. ATI-7505 is targeted, in part, at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. ATI-7505 will face competition from prokinetics as well as many inexpensive over-the-counter drug products for the treatment of these gastrointestinal disorders. Substantial competition also exists with products indicated to treat chronic idiopathic constipation, an indication for which ATI-7505 has demonstrated efficacy in a Phase 2b clinical trial.

        Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

         If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

        Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Dr. Goddard, our Chairman and Chief Executive Officer, Dr. Milner, our President, Research and Development, Mr. Varian, our Chief Operating Officer and Chief Financial Officer, Dr. Canafax, our Vice President and Chief Development Officer, and Dr. Druzgala, our Senior Vice President and Chief Scientific Officer, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We carry "key person" insurance in the amount of $1 million for each of Drs. Milner and Druzgala, but do not carry "key person" insurance covering any other members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

         We will need to hire additional employees in order to commercialize our product candidates. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

        In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. Because the projected time frame for hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development and our existing capital resources, we are unable to project when we will hire these additional employees. While to date we have not experienced difficulties in recruiting, hiring and retaining qualified individuals, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense.

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

  •
  costs to defend the related litigation;

  •
  increased demands on management's attention in defending the related litigation;

  •
  substantial monetary awards to clinical trial participants or patients;

  •
  loss of revenue; and

  •
  the inability to commercialize any products that we may develop.

        We have product liability insurance that covers our clinical trials up to an aggregate $10.0 million annual limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any products that we may develop. Insurance coverage is increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

        As a public reporting company, we need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We are continuing to upgrade our finance and accounting systems, procedures and controls and may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our year ending December 31, 2008, followed by a requirement for attestation by our independent auditors as to our compliance as of December 31, 2009. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting as of December 31, 2008, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2009, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price and our ability to raise capital.

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

Risks Related to Ownership of Our Common Stock

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

  •
  the timing or delay of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment or termination of a commercial partnership for one or more of our product candidates;

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

  •
  the timing or delay of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment or termination of a commercial partnership for one or more of our product candidates;

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

        Based on our outstanding shares as of December 31, 2008 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5.0% or more of our outstanding common stock beneficially own approximately 67% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

        As of December 31, 2008, we had 27,338,877 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market only in accordance with the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors' Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

        Certain of our affiliates have rights with respect to registration of a significant number of our shares of common stock under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be sold in the public market, these sales could have an adverse effect on the market price for our common stock and may impair our ability to raise additional capital. In addition, as of December 31, 2008, we have filed two registration statements on Form S-8 under the Securities Act of 1933, as amended, to register up to an aggregate of 3,621,522 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 44,000 square feet of office and laboratory space in one building in Fremont, California, where we conduct our operations. The lease expires in March 2013. We have the option to extend the lease for an additional term of five years. The 2008 annual base rental amount under this lease was $893,200, subject to periodic increases over the remaining lease term. While we believe that our Fremont facilities will be adequate for the foreseeable future, we may require additional space as our business expands.

Item 3.    Legal Proceedings

        From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

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

	High	Low
Calendar Quarter—2008
First Quarter	$9.16	$6.40
Second Quarter	8.38	5.60
Third Quarter	7.55	4.53
Fourth Quarter	5.56	1.50
Calendar Quarter—2007
Fourth Quarter (from November 7, 2007)	9.00	7.50

        There were approximately 106 holders of record of our common stock as of February 27, 2009. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

        The closing price for our common stock as reported by the NASDAQ Global Market on February 27, 2009 was $2.56 per share.

Performance Measurement Comparison(1)

        The following performance graph shows the cumulative 13-month total return of an investment of $100 on November 7, 2007, the date we became a public company, through December 31, 2008 for our common stock in comparison to the cumulative return on the Standard & Poor's 500 Index and the NASDAQ Biotechnology Index. The stock price performance shown on the graph is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 13-MONTH CUMULATIVE TOTAL RETURN
Among ARYx Therapeutics, Inc., the Standard & Poor's 500 Index and
The NASDAQ Biotechnology Index

(1)
This section is not "soliciting material", is not deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ARYx Therapeutics, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Recent Sales of Unregistered Securities

        On November 11, 2008, we entered into a securities purchase agreement with certain institutional and other accredited investors pursuant to which we sold and issued, in a private placement, an aggregate of 9,649,545 shares of our common stock and warrants to purchase an aggregate of 2,894,864 shares of our common stock. Under the terms of the securities purchase agreement, the price for each share of common stock purchased was $2.20. The total number of shares of common stock underlying each purchaser's warrant was equal to 30% of the total number of shares purchased by such investor in the private placement with a purchase price per underlying share of common stock of $0.125. The combined purchase price of each share of common stock and each warrant to purchase 0.30 of a share of common stock issued in the private placement was $2.2375. The warrants are exercisable for a term of five years from November 14, 2008 and have an exercise price of $2.64 per share. The securities sold in the private placement were offered and sold without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

        Pacific Growth Equities, LLC served as the placement agent for the private placement. Certain of our existing stockholders were investors in the private placement, including entities affiliated with MPM Capital and OrbiMed Advisors LLC, two of our principal stockholders. Upon closing of the private placement, we received gross proceeds of approximately $21.6 million. The net proceeds, after deducting placement agent fees and other expenses of approximately $1.2 million in the aggregate, were approximately $20.4 million. No expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

Use of Proceeds from the Sale of Registered Securities

        On November 7, 2007, our registration statement on Form S-1/A (File No. 333-145813) was declared effective by the Securities and Exchange Commission for our initial public offering. We registered 5,000,000 shares of our common stock for an aggregate offering price of $50.0 million, all of which were sold at $10.00 per share. Of this amount, $3.5 million was paid in underwriters' discounts and an additional $2.7 million of other expenses were incurred, all of which was incurred during the year ended December 31, 2007. Entities affiliated with MPM Capital and OrbiMed Advisors, LLC, two of our principal stockholders, purchased an aggregate of 600,000 shares of common stock in our initial public offering at the offering price of $10.00 per share. The underwriters of the offering were Morgan Stanley & Co. Incorporated, CIBC World Markets Corp., Jefferies and Company, Inc. and Leerink Swann LLC. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

        As of December 31, 2008, we have used approximately $25.9 million of the net proceeds from our initial public offering to fund our (i) external clinical trial activities, including funding manufacturing expenses related to the clinical development of our product candidates; (ii) research and development activities other than external clinical trial expenses; and (iii) general and administrative expenses, working capital needs and other general corporate purposes. We continually assess the specific uses and allocations for these funds. However, we do not expect our existing capital resources and the net proceeds from our initial public offering to be sufficient to enable us to fund the completion of the development of any of our product candidates without a future raise of additional capital. Pending use of the remaining net proceeds of this offering, we have invested the funds in interest bearing, investment grade, short-term securities.

Item 6.    Selected Financial Data

        The following selected financial data should be read together with our audited consolidated financial statements and accompanying notes and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data in this section is not intended to replace our audited financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Collaboration services	$232	$262	$2,116	$—	$—
Technology license fees	19,492	3,896	1,623	—	—
Contractual milestone payments	—	—	1,000	—	—

Total revenue	19,724	4,158	4,739	—	—
Costs and expenses:
Cost of collaboration service revenue	232	262	2,116	—	—
Research and development	40,145	24,994	23,973	22,498	16,725
Selling, general and administrative	9,764	7,702	6,938	5,671	4,608

Total costs and expenses	50,141	32,958	33,027	28,169	21,333

Loss from operations	(30,417)	(28,800)	(28,288)	(28,169)	(21,333)
Interest and other income, net	1,127	2,591	2,294	876	542
Interest expense	(1,928)	(1,352)	(1,324)	(671)	(36)

Loss before cumulative effect of change in accounting principle	(31,218)	(27,561)	(27,318)	(27,964)	(20,827)
Cumulative effect of change in accounting principle	—	—	(10)	—	—

Net loss	(31,218)	(27,561)	(27,328)	(27,964)	(20,827)

Basic and diluted net loss per share(1)	$(1.65)	$(8.24)	$(26.84)	$(30.73)	$(24.28)

Weighted average shares used to compute basic and diluted net loss per share	18,964	3,346	1,018	910	858

(1)
See Note 1 to the notes to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$44,954	$63,116	$50,308	$26,341	$41,395
Total assets	51,148	69,625	56,764	33,312	44,195
Working capital	34,831	51,442	39,884	19,970	39,992
Deferred revenue	—	19,497	23,377	—	—
Notes payable, net of current portion	11,278	3,444	6,679	8,921	—
Preferred stock warrants liability	—	—	853	—	—
Convertible preferred stock	—	—	110,665	81,355	80,617
Total stockholders' equity (deficit)	27,415	35,347	(93,712)	(67,088)	(39,695)

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

Overview

        ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 2/3; clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have multiple product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities. We operate in a single business segment with regard to the development of human pharmaceutical products.

        We were incorporated in the State of California on February 28, 1997 and reincorporated in the State of Delaware on August 29, 2007. We maintain a wholly-owned subsidiary, ARYx Therapeutics Limited, with registered offices in the United Kingdom, which has had no operations since its inception in September 2004 and was established to serve only as a legal entity as required in support of our clinical trial activities conducted in Europe.

        Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we develop our own product candidates, potentially acquire or in-license additional products or product candidates, conduct clinical trials, manufacture materials for use in nonclinical studies and clinical trials, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities. It is very expensive to gain approval of and launch a pharmaceutical product. Many expenses are incurred before revenue is received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

  Revenue

        In connection with our prior collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and recognized in our consolidated statement of operations as revenue on a straight-line basis over the performance and service period. The collaboration agreement was terminated on July 2, 2008, at which time the performance and service period effectively ended. Pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G. As a result, we have recognized as revenue all $25.0 million of the nonrefundable upfront license fee as of December 31, 2008.

        In addition, we have recognized a cumulative total of $2.6 million as of December 31, 2008 as collaboration service revenue in connection with product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program. Effective with P&G's notice of termination on July 2, 2008, we no longer provide these support services to P&G for the development of ATI-7505; therefore those services will no longer be a source of revenue for us.

        Revenue generated from the P&G agreement was our only source of revenue. While we intend to seek partners for each of the four product candidates in our portfolio, there is no assurance that partnering arrangements will be available to us or on terms acceptable to us. See Part I—Item 1A. "Risk Factors" of this report for further discussion.

  Cost of Collaboration Service Revenue

        We incurred costs for certain services provided to P&G, including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 program, which are related to the service revenue we generated in connection with our collaboration agreement with P&G. These expenses are reported separately in our income statement as cost of collaboration service revenue. As of December 31, 2008, we have recorded a cumulative total of $2.6 million of expense related to these activities since the commencement of our collaboration arrangement with P&G in June 2006.

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

        The following table summarizes our research and development expense for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Direct research and development expense by product candidate:
Tecarfarin	$18,051	$5,439	$4,216
Budiodarone	6,651	3,575	2,405
ATI-9242	1,272	2,715	671
ATI-7505	327	154	7,667
Other research programs	901	590	447

Total direct research and development expense	27,202	12,473	15,406
Personnel, administrative and other expense	12,982	12,714	10,639
Less: Research and development portion of the cost of collaboration service revenue	(39)	(193)	(2,072)

Total research and development expense	$40,145	$24,994	$23,973

        From our inception through December 31, 2008, we estimate that approximately $32.8 million of expense was incurred for our tecarfarin product candidate, approximately $24.3 million was incurred for our budiodarone product candidate, approximately $5.1 million was incurred for our ATI-9242 product candidate, approximately $22.5 million was incurred for our ATI-7505 product candidate, and approximately $57.9 million was incurred for our personnel, administrative and other research and development program expense.

        The expenditures summarized in the above table reflect costs directly attributable to each product candidate and to our other research programs. We do not allocate salaries, employee benefits, or other indirect costs to our product candidates or other research programs and have included those expenses in "personnel, administrative and other expense" in the above table. The portion of our research and development expense that is identified as cost of collaboration service revenue is included within a separate category of expense in our condensed consolidated financial statements and is subtracted from total expenses in the above table to derive total research and development expense as reported in our condensed consolidated financial statements.

        At this time, due to the risks inherent in the clinical trial process and given the various stages of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product candidates, our future research and development expense will depend on the clinical success of each product candidate, as well as ongoing assessments as to each product candidate's commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

        The process of developing and obtaining FDA approval of products is costly and time consuming. Development activities and clinical trials can take years to complete, and failure can occur at any time during the development and clinical trial process. In addition, the results from early clinical trials may not be predictive of results obtained in subsequent and larger clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. Although our approach to identifying and developing new product candidates is designed to mitigate risk, the successful development of our product candidates is highly uncertain. Further, even if our product candidates are approved for sale, they may not be successfully commercialized and therefore the future revenue we anticipate may not materialize.

        If we fail to complete the development of any of our product candidates in a timely manner, it could have a material effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our product candidates could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed in Part I—Item 1A. "Risk Factors" section of this report.

  Selling, General and Administrative

        Our selling, general and administrative expense consists primarily of salaries and related costs for personnel in executive, finance and accounting, human resources, business development, commercial operations, and other internal support functions. In addition, administrative expenses include insurance and professional fees for legal, consulting, tax, accounting and other services.

  Interest and Other Income, Net

        Interest and other income consist of interest income from our investments in marketable securities and benefits related to the reassessment of the fair value of our preferred stock warrant liability in 2007 and 2006, net of other expenses including losses on marketable securities, state franchise and other business taxes.

  Interest Expense

        Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Included in interest expense is the cost of warrants to purchase our common stock issued in connection with debt financing arrangements.

  Income Taxes

        As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $147.9 million which expire between 2021 and 2028 if not utilized, and federal research and development tax credit carryforwards of approximately $3.5 million which expire beginning in 2018 if not utilized. In addition, we have net operating loss carryforwards for state income tax purposes of approximately $140.4 million which expire between 2013 and 2018 if not utilized, and state research and development tax credit carryforwards of approximately $3.2 million which do not expire. Section 382 of the Internal Revenue Code of 1986, as amended, provides for a limitation on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as defined in this section. We concluded that we experienced such a change in ownership in June of 2002. As a result of this change in ownership, our ability to use the net operating losses and tax credits incurred prior to the ownership change will likely be limited in future periods.

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

        We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments and assumptions that could have a material impact on our consolidated financial statements. Different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial position or results of operations. We also refer you to our "Organization and Summary of Significant Accounting Policies" discussed in the accompanying notes to our consolidated financial statements included elsewhere in this report.

  Fair Value Estimates of Auction Rate Securities

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure. The measurement and disclosure requirements related to financial assets and financial liabilities became effective for us beginning in the first quarter of 2008. Accordingly, we began to measure the fair value of financial assets in our available-for-sale securities portfolio beginning in the first quarter of 2008 and began to value our auction rate securities using significant unobservable inputs.

        In early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. Although we did experience liquidity in our auction rate securities portfolio during the first nine months of 2008, the illiquid auction rate market at large requires that our remaining auction rate holding be measured using significant unobservable inputs in accordance with guidance provided by SFAS 157. The fair value of our remaining auction rate security as of December 31, 2008, was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and a marketability discount. We revise our estimates for each input as of each financial statement reporting period based upon known and expected market conditions as well as specific information we have regarding the instrument. Different inputs to our valuation model that we could have used, or different subjective judgments or assumptions that we could have chosen, are not likely to have a material impact on our financial position or results of operations.

        As of December 31, 2008, we held in our marketable securities portfolio one auction rate security with a par value of $500,000. We have determined that the fair value of the instrument was $367,000, net of an estimated $133,000 loss representing a 26.6% reduction in the carrying value for this instrument. Based on the lack of liquidity in the auction rate market and our expectations regarding near-term market conditions, we concluded that the impairment to the fair value of our auction rate holding as of December 31, 2008, is other-than-temporary in accordance with guidance provided by FSP FAS 115-1. The reduction in carrying value is reflected as a loss in our consolidated statement of operations as we expect that it is more likely than not that the instrument will remain illiquid in the next 12 months. Accordingly, we classify this auction rate instrument as an other non-current asset on the balance sheet as of December 31, 2008.

  Revenue Recognition

        We follow the revenue recognition criteria outlined in the SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their respective fair values. Applicable revenue recognition criteria, such as persuasive evidence an arrangement exists, transfer of technology has been completed or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured, are then applied to each of the units. Determination of whether persuasive evidence of an arrangement exists, what the period of involvement is, whether transfer of technology has been completed or services have been rendered during the period of involvement, and the ultimate collectibility of payments is based on management's judgments. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

  •
  Nonrefundable upfront license fees received with separable stand-alone values are recognized when intangible property rights are transferred, provided that the transfer of rights is not dependent upon continued efforts by us with respect to the agreement. If the transferred rights do not have stand-alone value, or if objective and reliable evidence of the fair value of the undelivered elements does not exist, the amount of revenue allocable to the transferred rights and the undelivered elements is deferred and amortized over the related performance and service period in which the remaining undelivered elements are provided to our partner. With respect to our prior collaboration agreement with P&G, the $25.0 million nonrefundable upfront license fee was deferred upon receipt, as objective evidence of the fair value of the undelivered elements under the agreement could not be established. The collaboration agreement was terminated on July 2, 2008, at which time the performance and service period effectively ended. Pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G. Accordingly, we recognized the remaining $17.5 million of deferred revenue in the third quarter of 2008 when the collaboration was terminated.

  •
  Service revenue consists of reimbursement of services performed or costs incurred under contractual arrangements. Revenue from such services is based upon 1) negotiated rates for full time equivalent employees that are intended to approximate our anticipated costs, or 2) direct costs incurred. Certain of our costs incurred under the collaboration agreement with P&G were reimbursable, and such reimbursement of costs was recognized as revenue on a gross basis as costs were incurred in accordance with the provisions of EITF 99-19, Reporting Revenue Gross Versus Net as an Agent. We have recognized a cumulative total of $2.6 million as of December 31, 2008 as collaboration service revenue in connection with product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program since the beginning of our collaboration with P&G. Effective with P&G's notice of termination of the collaboration agreement in July 2008, we no longer provide these support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us.

  •
  Payments associated with milestones, which are contingent upon future events for which there is reasonable uncertainty as to their achievement at the time the agreement was entered into, are recognized as revenue when these milestones, as defined in the contract, are achieved and provided that no further performance obligations are required of us. Milestone payments are typically triggered either by the progress or results of clinical trials or by external events, such as regulatory approval to market a product or the achievement of specified sales levels, all of which are substantially at risk at the inception of the respective collaboration agreement. In applying this policy, we ascertain certain factors that include: 1) whether or not each milestone is individually substantive, 2) the degree of risk associated with the likelihood of achieving each milestone, 3) whether or not the payment associated with each milestone is reasonably proportional to the substantive nature of the milestone, 4) the level of effort, if any, that is anticipated or actually involved in achieving each milestone and 5) the anticipated timing of the achievement of each milestone in relation to other milestones or revenue elements. Amounts received in advance, if any, are recorded as deferred revenue until the associated milestone is reached. A $1.0 million milestone payment earned for the delivery to P&G of the final trial data related to one of our Phase 2 clinical trials for our ATI-7505 product candidate was recognized as revenue in our consolidated statement of operations for the year ended December 31, 2006.

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

  Stock-Based Compensation

        On January 1, 2006, or the effective date, we began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123R. Under the provisions of SFAS 123R, compensation expense related to stock-based transactions, including employee and director stock-based awards, is estimated at the date of grant based on the stock award's fair value and is recognized as expense over the requisite service period.

        We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the fact that we are a newly public company, there is limited historical information available to support our estimate of expected volatility required to value our stock-based awards. Prior to September 30, 2008, we used an average volatility estimate based on a group of companies in the biopharmaceutical industry that are similar in size, stage of life cycle and financial leverage. Beginning with the three months ended December 31, 2008, we began using a blended volatility estimate consisting of our own stock and the average volatility of similar companies in the biopharmaceutical industry. The expected term represents the period of time that stock-based awards are expected to be outstanding. As we have a history of stock option exercise experience for use in the calculation, expected terms are based on historical option exercise experience and employee turnover data. Groups of employees that have similar historical exercise behavior are stratified and considered separately in the calculation. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to each vesting tranche over the expected term of each option is based on the U.S. Treasury strip yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	73% - 79%	73%	73%
Weighted-average expected term (in years)	5.7	4.0	4.1
Weighted-average risk-free interest rate	2.9%	4.4%	4.8%
Expected dividends	—%	—%	—%
Weighted-average grant date fair value per share	$4.57	$2.41	$1.80

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and separate groups of employees that have similar historical forfeiture behavior are separately considered for expense recognition.

        In the absence of a public trading market for our common stock, the fair value of our common stock for the year ended December 31, 2006 was determined by our board of directors in good faith based upon consideration of a number of objective and subjective factors. In February 2006, we performed an in-depth contemporaneous valuation analysis to determine the fair value of our common stock. The approach we used was consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Based on our assessment, we concluded that the fair value of our common stock was $3.00 per share as of February 2006. In July 2006, we performed a contemporaneous valuation analysis which resulted in an estimated fair market value per share at that date of $3.30, reflecting an increase in fair value due primarily to our signing of the collaboration agreement with P&G. In October 2006, our board of directors reaffirmed the fair value of our common stock at $3.30 per share. We performed a subsequent contemporaneous valuation analysis to determine the fair market value of our common stock as of July 2007, which resulted in an estimated fair market value per share at that date of $6.00. All equity awards to our employees, including executive officers, and to our directors were granted at no less than the fair market value of our common stock as determined in good faith by our board of directors on the date of grant.

        We continue to account for stock options issued to non-employees in accordance with the recognition provisions of SFAS 123 and EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. The fair value of non-employee options in the years ended December 31, 2008, 2007 and 2006 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a dividend yield of zero, volatility of 73%, maximum contractual life of ten years and a risk-free interest rate of 2.9%, 4.4%, and 4.8%, respectively. Compensation expense related to non-employee option grants of $10,000, $13,000 and $20,000 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, options to purchase 573 shares of our common stock remain subject to re-measurement accounting under EITF Issue 96-18.

        Total compensation cost that has been recorded in the statement of operations, which includes stock-based compensation expense under SFAS 123R and the value of options issued to non-employees for services rendered, is allocated as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Research and development:
Officer compensation	$306	$115	$54
Employee and consultant compensation	624	355	102
Selling, general and administrative:
Director and officer compensation	958	669	431
Employee and consultant compensation	260	66	41

Total stock-based compensation	$2,148	$1,205	$628

        The total compensation cost related to unvested stock option grants not yet recognized as of December 31, 2008 was $1.9 million, and the weighted-average period over which these grants are expected to vest is 1.29 years.

Results of Operations

Comparison of Years Ended December 31, 2008, 2007 and 2006

  Revenue

	Year Ended December 31,			2007 to 2008 Change		2006 to 2007 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentages)
Collaboration services	$232	$262	$2,116	(30)	(11)%	(1,854)	(88)%
Technology license fees	19,492	3,896	1,623	15,596	400%	2,273	140%
Contractual milestone payments	—	—	1,000	—	—	(1,000)	(100)%

Total revenue	$19,724	$4,158	$4,739	15,584	375%	$(581)	(12)%

        For the year ended December 31, 2008, we generated $19.7 million in revenue related to our collaboration agreement with P&G which was terminated in July 2008. Of the $19.7 million revenue recognized, $232,000 was related to reimbursements for certain pharmaceutical development costs and patent maintenance costs incurred by us on behalf of P&G and $19.5 million was related to the recognition of the deferred upfront license fee received in 2006. The $15.6 million increase in revenue for 2008 as compared to 2007 was primarily due to the recognition of the remaining deferred license fee revenue as a result of the termination of our collaboration agreement with P&G on July 2, 2008.

        For the year ended December 31, 2007, we generated $4.2 million in revenue related to our collaboration agreement with P&G. Of the $4.2 million revenue recognized, $262,000 was related to reimbursements for certain pharmaceutical development costs and patent maintenance costs incurred by us on behalf of P&G and $3.9 million was related to recognition of a portion of the deferred upfront license fee received in 2006. The $581,000 decrease in revenue for 2007 as compared to 2006 was primarily due to the absence of milestone revenue in 2007 and the substantive completion of transitional services provided by us to P&G during 2006 resulting in a decrease in revenues related to those services in 2007, partially offset by the recognition of additional deferred license fee revenue in 2007.

  Cost of Collaboration Services

	Year Ended December 31,			2007 to 2008 Change		2006 to 2007 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentages)
Cost of collaboration services	$232	$262	$2,116	$(30)	(11)%	$(1,854)	(88)%

        Cost of revenue in 2008, 2007 and 2006 was associated with our collaboration agreement with P&G. For the years ended December 31, 2008 and 2007, costs associated with our collaboration service revenue consisted of third party pass-through costs related to pharmaceutical development, costs of transitional services provided by us, and legal expense incurred for patent filings and maintenance. The $30,000 decrease in cost of revenue for 2008 as compared to 2007 was primarily due to the completion of certain pharmaceutical development activities conducted by third-party vendors. The $1.9 million decrease in cost of revenue for 2007 as compared to 2006 was primarily due to the completion of a majority of the transitional services pursuant to the terms of the P&G collaboration agreement.

  Research and Development Expense

	Year Ended December 31,			2007 to 2008 Change		2006 to 2007 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentages)
Research and development expense	$40,145	$24,994	$23,973	$15,151	61%	$1,021	4%

        The $15.2 million increase in research and development expense for 2008 as compared to 2007 was primarily due to:

  •
  a $12.1 million increase in clinical trial expenditures and an increase of $2.7 million in pharmaceutical manufacturing costs related to our ongoing Phase 2/3; clinical trial on tecarfarin, a $1.3 million increase in clinical trial expenditures related to a tecarfarin pilot study, offset by an aggregate $3.3 million reduction in tecarfarin expenditures due to the completion of a proof-of-concept and other studies in 2007,

  •
  a $1.5 million increase in expenditures related to our budiodarone Phase 2b clinical study and a $1.8 million increase in budiodarone non-clinical study expenditures, and

  •
  a $300,000 increase in expenditures related to our other research programs, partially offset by

  •
  a $1.4 million reduction in expenditures related to our ATI-9242 program.

        The $1.0 million increase in research and development expense for 2007 as compared to 2006 was primarily due to:

  •
  a $2.2 million increase related to certain non-clinical development costs for our ATI-9242 program, and

  •
  a $2.0 million increase in research and development administrative and other expenses as a result of headcount additions and higher personnel related costs, partially offset by

  •
  a $3.4 million reduction in clinical development expenditures on our ATI-7505 product candidate due to the completion of ARYx funded clinical trial activities in 2006, partially offset by higher clinical development costs related to our tecarfarin and budiodarone programs.

  Selling, General and Administrative Expense

	Year Ended December 31,			2007 to 2008 Change		2006 to 2007 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentages)
Selling, general and administrative expense	$9,764	$7,702	$6,938	$2,062	27%	$764	11%

        The increase in selling, general and administrative expense of $2.1 million in 2008 as compared to 2007 was primarily due to a $500,000 increase in stock-based compensation expense, an increase in our administrative staff, increased patent filing costs and fees related to the protection of our intellectual property rights and other costs in support of our expanded research and development and public company administration. The increase in selling, general and administrative expense of $764,000 in 2007 as compared to 2006 was primarily due to increases in personnel and personnel related costs, including stock compensation expense, in support of our expanded research and development and public company administration.

  Interest and Other Income, Net

	Year Ended December 31,			2007 to 2008 Change		2006 to 2007 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentages)
Interest and other income, net	$1,172	$2,591	$2,294	$(1,419)	(55)%	$297	13%

        The $1.4 million decrease in interest and other income, net of other expenses, in 2008 as compared to 2007 was primarily due to a $1.2 million decrease in interest income on our investment portfolio as a result of significantly lower short-term interest rates in 2008 and a $133,000 loss on investment in the one auction rate security remaining in our marketable securities portfolio. The increase in interest income and other income, net of other expenses, in 2007 as compared to 2006 was primarily due to the benefit of $440,000 resulting from the reassessment of the estimated fair value of our preferred stock warrant liability, partially offset by lower interest income resulting from lower average cash, cash equivalent and marketable securities on-hand.

  Interest Expense

	Year Ended December 31,			2007 to 2008 Change		2006 to 2007 Change
	2008	2007	2006	$	%	$	%
	(in thousands, except percentages)
Interest expense	$1,928	$1,352	$1,324	$573	42%	$28	2%

        The $573,000 increase in interest expense in 2008 as compared to 2007 was primarily due to an increase in our outstanding debt resulting from a $9.0 million drawdown of our debt facility in February 2008 and an extension of our existing debt facility with Lighthouse Capital Partners V, L.P., or Lighthouse, in October 2008, combined with the amortization of the cost of warrants issued in connection with the drawdown and loan extension. The $28,000 increase in interest expense in 2007 as compared to 2006 was due to the amortization of warrant issuance cost for warrants issued to Lighthouse partially offset by reduced interest costs due to a lower outstanding loan principal balance in 2007.

  Cumulative Effect of Change in Accounting Principle

        There were no changes in accounting principles for the years ended December 31, 2008 and 2007. We adopted the Financial Accounting Standards Board Staff Position No. 150-5 (FSP 150-5), Issuer's Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares

that are Redeemable, and accounted for the cumulative effect of the change in accounting principle related to certain freestanding warrants to purchase our series convertible preferred stock as of January 1, 2006. For the year ended December 31, 2006, the total impact of the change in accounting principle was an increase to net loss of $5,000, consisting of $10,000 in expense for the cumulative effect upon adoption of FSP 150-5 as of January 1, 2006 reflecting the fair value of the warrants as of that date, partially offset by $5,000 in interest and other income, net, to reflect the decrease in fair value between January 1, 2006 and December 31, 2006.

Liquidity and Capital Resources

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$(45,218)	$(27,705)	$(4,213)
Investing activities	(2,410)	23,368	(18,512)
Financing activities	28,151	41,153	28,930

Total cash provided (used)	$(19,477)	$36,816	$6,205

        In November 2008, we entered into a securities purchase agreement with certain institutional and other accredited investors pursuant to which we sold and issued, in a private placement, an aggregate of 9,649,545 shares of our common stock, par value $0.001 per share, and warrants to purchase an aggregate of 2,894,864 shares of our common stock. Under the terms of the securities purchase agreement, the price for each share of common stock purchased was $2.20. The total number of shares of common stock underlying each purchaser's warrant was equal to 30% of the total number of shares purchased by such investor in the private placement with a purchase price per underlying share of common stock of $0.125. The combined purchase price of each share of common stock and each warrant to purchase 0.30 of a share of common stock issued in the private placement was $2.2375. The warrants are exercisable for a term of five years from November 14, 2008 and have an exercise price of $2.64 per share. Upon the closing of the private placement, we received gross proceeds of approximately $21.6 million. The net proceeds, after deducting the placement agent fees and other expenses of approximately $1.2 million, were approximately $20.4 million.

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

        As of December 31, 2008, we had $45.0 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand as of December 31, 2008 will be sufficient to fund our operations through the end of the first quarter of 2010. However, since our inception, we have incurred significant net operating losses and, as of December 31, 2008, we had an accumulated deficit of $153.9 million. We have not achieved sustainable profitability and anticipate that we will continue to incur significant net losses for the next several years. Additionally, there can be no assurance that we will achieve positive cash flow in the foreseeable future or at all.

        Due to adverse developments in global financial markets, we may experience reduced liquidity with respect to certain of our investments in cash equivalents and marketable securities. These investments are generally held to maturity, which is less than one year with the exception of our remaining holding in an auction rate instrument. If the need arose to liquidate such securities before maturity, we may experience realized losses upon liquidation. However, due to the short duration of all but one of the securities in our portfolio, we believe that we have the ability to hold all but one of those securities to maturity when they will be redeemed at par value.

        Net cash used in operating activities was $45.2 million, $27.7 million and $4.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. Net cash used in each of these periods was primarily due to the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities, partially offset by the receipt of a $25.0 million nonrefundable upfront license fee payment and other revenue from P&G in the year ended December 31, 2006.

        Net cash used in investing activities was $2.4 million and $18.5 million in the years ended December 31, 2008 and 2006, respectively. Net cash provided by investing activities was $23.4 million in the year ended December 31, 2007. Investing activities consist primarily of purchases and sales of marketable securities and capital asset purchases. Purchases of property, equipment and leasehold improvements were $644,000, $499,000, and $1.0 million in the years ended December 31, 2008, 2007 and 2006, respectively.

        Net cash provided by financing activities was $28.2 million, $41.2 million, and $28.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. Proceeds from financing activities consist primarily of the net proceeds from the sale of our common and preferred stock as well as long-term debt financing arrangements, net of principal payments on outstanding debt. In November 2008, we completed a private placement of equity and received aggregate net proceeds of approximately $20.4 million pursuant to a securities purchase agreement with certain institutional and other accredited investors. Also in 2008, we utilized the $9.0 million loan facility extended to us by Lighthouse and secured a $1.0 million equipment financing arrangement with Oxford Finance Corporation. In 2007, we completed our initial public offering of equity securities and received aggregate net proceeds of approximately $43.8 million. In 2006, we received net proceeds from the issuance of preferred stock of $30.2 million.

        On December 31, 2008, we entered into a master loan agreement with Oxford Finance Corporation, or Oxford, for a secured equipment line of credit equal to $1.5 million. The loan agreement provides for a 36 month repayment term from each date of funding. We currently have one promissory note outstanding under the agreement for $1.0 million at a fixed interest rate of 11.50%. The arrangement provides for monthly payments of principal and interest through January 2012. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, a change in business, ownership and location, a merger or acquisition, bankruptcy and other standard provisions. The agreement contains no financial covenants. Funds borrowed under the agreement are secured by specific equipment assets and Oxford has a first priority security interest in those assets. Any mandatory or voluntary prepayment of the amount borrowed will trigger a prepayment penalty of 5% of the outstanding principal balance if prepayment is made before the 19th month from date of funding, 3% of the outstanding principal balance if prepayment is made between the 19th and 24th months from date of funding, and 2% of the outstanding principal balance if prepayment is made after the 24th month from the date of funding. As of December 31, 2008, a loan principal balance of $1.0 million remained outstanding with Oxford.

        On March 28, 2005, we entered into a loan agreement with Lighthouse Capital Partners, or Lighthouse, that was amended on October 19, 2007 and on October 17, 2008. The original agreement provided for up to $10.0 million in debt financing. The agreement was amended in October 2007 to provide for up to $9.0 million of additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. The original outstanding promissory note provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allows for prepayment of principal with respect to the original promissory note whereupon the $1.2 million balloon interest payment is accelerated and due at the time of prepayment of the outstanding loan balance. The October 2007 amended loan agreement provides that the additional $9.0 million borrowed under a separate promissory note is subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at an interest rate to be fixed as of October 1, 2008. Pursuant to the October 2007 amended loan agreement, we are obligated to make a balloon interest payment of $675,000 at time of prepayment or at loan maturity. Any mandatory or voluntary prepayment of the $9.0 million borrowed will trigger a prepayment penalty equal to 3% of the outstanding principal balance being prepaid. The October 2008 loan amendment provides for an interest-only monthly repayment period through June 30, 2009 with respect to our outstanding loan obligation of $12.2 million with Lighthouse at a stated interest rate of 9.75% per annum. Thereafter, we are obligated to repay $3.2 million of the total loan obligation over a 12-month period commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments, at a stated interest rate of 9.75% per annum through June 30, 2010, with the original balloon interest payment of $1.2 million payable in June 2010. In connection with the October 2008 loan amendment, we agreed to pay Lighthouse a restructure fee of $200,000 which is payable upon the earlier of a prepayment or maturity of the $3.2 million portion of our total outstanding loan obligation in June 2010. The remaining $9.0 million loan obligation is required to be repaid over 36 months commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments, at a stated interest rate of 12.25% per annum through June 30, 2012, with a balloon interest payment of $675,000 payable in June 2012.

        The loan agreement with Lighthouse contains no financial covenants and no material adverse change clause. Default terms under the loan agreement include borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, bankruptcy and other standard provisions. Under the terms of the loan agreement, as amended, Lighthouse has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The loan agreement precludes us from incurring additional material debt amounts with the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness. As of December 31, 2008, we had fully utilized the total debt commitment available under the loan agreement, as amended, and had a total unpaid principal balance outstanding of $12.2 million.

        Our debt financing with General Electric Capital Corporation, or GE, provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve's three-year and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have three promissory notes outstanding under the loan agreement with GE with stated interest rates ranging from 11.73% to 12.89%. Under the loan agreement with GE, events of default include nonpayment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. Funds borrowed under the loan agreement with GE are secured by specific equipment assets and GE has a first priority security interest in those assets. The loan agreement with GE contains no financial covenants and no warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. The loan agreement provides for monthly payments of principal and interest through July 2010. As of December 31, 2008, the total unpaid principal balance outstanding under our existing GE equipment loans was $351,000.

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

Contractual Obligations

        Our contractual obligations at December 31, 2008 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Short and long-term debt (including interest)	$18,291	$4,737	$11,064	$2,490	$—
Operating lease obligations	4,125	961	1,998	1,166	—

Total contractual obligations	$22,416	$5,698	$13,062	$3,656	$—

        The table above reflects only payment obligations that are fixed and determinable. Our contractual obligations as of December 31, 2008 include short and long-term debt obligations to Lighthouse, GE and Oxford, operating lease obligations for our facility in Fremont, California, obligations for certain leased equipment, and other obligations including minimum contractual obligations for research and development agreements containing specific cancellation terms.

Recent Accounting Pronouncements

        In November 2008, the EITF reached a consensus-for-exposure on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, or EITF 08-1, which was subsequently ratified by the FASB and is currently subject to a 60-day public comment period. The EITF discussed a model that would amend EITF 00-21 to require an entity to estimate the selling price of the undelivered element of accounting and allocate the arrangement consideration using the residual method when the entity does not have vendor-specific objective evidence or acceptable third-party evidence of the selling price for the undelivered element of accounting. If confirmed, EITF 08-1 will be effective prospectively for revenue arrangements entered into or modified in the fiscal years beginning after December 15, 2009. As we do not currently have any revenue arrangement with multiple deliverables, we will evaluate the impact of EITF 08-1 for revenue arrangement that we may enter into in the future.

        In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock, or EITF 07-5. EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company's own stock, including instruments similar to warrants to purchase the company's stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We do not expect the adoption of EITF 07-5 to have a material impact on either our consolidated financial position or results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on either our consolidated financial position or results of operations.

        In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 did not have an impact on our consolidated financial statements in 2008 as we did not elect the fair value option.

Off-Balance Sheet Arrangements

        Since inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate and Market Risk

        Our exposure to interest rate risk is related to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio. The goal of our investment policy is to preserve our capital to fund operations. We also seek to maximize income from such investments without assuming material risks. To achieve our goal, we maintain a marketable securities portfolio of investments in various debt instruments. As of December 31, 2008, we had cash, cash equivalents and marketable securities of $45.0 million individually having maturities or interest rate reset periods of less than one year. A decline in short-term interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $260,000. Due to the composition and expected duration of our short-term investment portfolio, we do not expect a 100 basis point change in short-term interest rates to have a material impact on the fair value of our short-term investments. Since our inception, unrealized and realized losses in our marketable securities portfolio arising from interest rate fluctuations have not been material. We actively monitor changes in the interest rate environment to assess its potential impact on our investment portfolio.

        As of December 31, 2008, a single auction rate security with an estimated fair value of $367,000 remained in our marketable securities portfolio. As of December 31, 2008, the security had limited market liquidity. While we believe that the limited liquidity for this instrument is due to temporary market conditions, we have revalued our estimate of fair value for this instrument in light of current market conditions. Based on our revaluation, we recorded a $133,000 loss in our consolidated statement of operations as of December 31, 2008, representing a 26.6% discount to par value for the instrument.

        As of December 31, 2007, our marketable securities portfolio included $4.7 million of auction rate securities. Subsequent to at least one successful auction with respect to each of these securities following December 31, 2007, we experienced failed auctions for $3.4 million of the auction rate securities held in our portfolio. All of the auction rate securities were, as of December 31, 2007, rated AAA by a reputable rating agency.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As of December 31, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2008.

  Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or deterioration of the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  Management's Report on Internal Control over Financial Reporting for 2008

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

        Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

        No change was made in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item with respect to our executive officers may be found under the caption entitled "Executive Officers of the Registrant" in Item 1 of this Annual Report on Form 10-K. The information required by this item relating to our directors and nominees for director may be found under the section entitled "Proposal 1—Election of Directors" in the proxy statement for our 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of our year ended December 31, 2008. Such information is incorporated herein by reference. The information required by this item relating to our audit committee, audit committee financial expert and procedures by which stockholders may recommend nominees to our board of directors, may be found under the section entitled "Corporate Governance and Board Matters" appearing in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act may be found under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        The information required by this Item is included in the proxy statement for our 2009 annual meeting of stockholders under the sections entitled "Executive Compensation," "Director Compensation," "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" and "Corporate Governance and Board Matters—Compensation Committee Report" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item relating to security ownership of certain of our beneficial owners and our management is included in the proxy statement for our 2009 annual meeting of stockholders under the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Equity Incentive Plan(1)	1,607,123	$2.10	—
2007 Equity Incentive Plan(2)	672,992	7.15	683,154
2007 Non-Employee Directors' Stock Option Plan(3)	116,662	7.85	150,000
2007 Employee Stock Purchase Plan(4)	—	—	322,369
Equity compensation plans not approved by security holders:	—	—	—

Total:	2,396,777		1,155,523

(1)
As of December 31, 2008, options to purchase 1,607,123 shares of common stock remained outstanding under the 2001 Equity Incentive Plan, or 2001 Plan. In addition, 68,333 shares subject to stock bonus awards and restricted stock awards have been granted under the 2001 Plan, of which 15,273 shares were subject to our right of repurchase as of December 31, 2008. Subsequent to the initial public offering of our common stock in November 2007, no further options will be granted under the 2001 Plan and all shares of common stock remaining and available for future issuance were cancelled; however, all outstanding options continue to be governed by their existing terms.

(2)
As of December 31, 2008, an aggregate of 1,356,146 shares of common stock were reserved for issuance under the 2007 Equity Incentive Plan, or 2007 Plan, of which 683,154 remained available for future issuance. The number of shares reserved for issuance under the 2007 Plan automatically increases on each January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 4.0% of the total number of shares of our common stock outstanding on December 31st of the proceeding calendar year or (b) a lesser number of shares of common stock determined by our Board prior to the start of a calendar year for which an increase applies. On January 1, 2009, the number of shares reserved for issuance under the 2007 Plan increased by 1,093,555 shares pursuant to this automatic share increase provision.

(3)
As of December 31, 2008, an aggregate of 266,662 shares of common stock were reserved for issuance under our 2007 Non-Employee Directors' Stock Option Plan, or the 2007 Directors' Plan, of which 150,000 remained available for future issuance. The number of shares reserved for issuance under the 2007 Directors' Plan automatically increases on each January 1st, from January 1, 2008 through and including January 1, 2017, by the excess of (a) the number of shares of common stock subject to options granted during the preceding calendar year under the 2007 Directors' Plan, over (b) the number of shares added back to the share reserve under the 2007 Directors' Plan during the preceding calendar year. On January 1, 2009, the number of shares reserved for issuance under the 2007 Directors' Plan increased by 16,666 shares pursuant to this automatic share increase provision.

(4)
As of December 31, 2008, an aggregate of 322,369 shares of common stock were reserved for issuance under our 2007 Employee Stock Purchase Plan, or the ESPP, all of which remained available for future issuance. The number of shares reserved for issuance under the ESPP automatically increases on each January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 1.0% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (b) a lesser number of shares of common stock determined by our Board prior to the start of a calendar year for which an increase applies. On January 1, 2009, the number of shares reserved for issuance under the ESPP increased by 273,389 shares pursuant to this automatic share increase provision. As of the date hereof, we have not commenced any offerings under the ESPP and, as a result, no shares of common stock have been purchased yet under such plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference to the section of the proxy statement for our 2009 annual meeting of stockholders under the sections entitled "Certain Relationships and Related Transactions" and "Corporate Governance and Board Matters—Independence of ARYx Therapeutics' Board of Directors" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to the section of the proxy statement for our 2009 annual meeting of stockholders under the section entitled "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

  3.
  Exhibits

Exhibit Number	Description of Document
3.1(9)	Amended and Restated Certificate of Incorporation of ARYx Therapeutics, Inc., or ARYx, as currently in effect.
3.2(1)	Bylaws of ARYx.
4.1	Reference is made to Exhibits 3.1 and 3.2 above.
4.2(2)	Specimen Common Stock Certificate.
4.3(3)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.
4.4(3)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.
4.5(3)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005 to Lighthouse Capital Partners V, L.P. ("Lighthouse").
4.6(2)	Amended and Restated Investor Rights Agreement by and between ARYx and certain of its securityholders, dated October 22, 2007.
4.7(4)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007 to Lighthouse.
4.8(6)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.
4.9(7)	Registration Rights Agreement by and between ARYx and several investors, dated November 11, 2008.
4.10(7)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.
4.11	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.

Exhibit Number	Description of Document
10.1(3)+	Form of Indemnity Agreement between ARYx and its executive officers and directors.
10.2(3)	Lease Agreement by and between ARYx and Trinet Essential Facilities X, Inc., dated November 16, 2004, as amended on June 17, 2005.
10.3(3)+	2001 Equity Incentive Plan.
10.4(3)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2001 Equity Incentive Plan.
10.5(4)+	2007 Equity Incentive Plan.
10.6(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan.
10.7(4)+	2007 Non-Employee Directors' Stock Option Plan.
10.8(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under the 2007 Non-Employee Directors' Stock Option Plan.
10.9(4)+	2007 Employee Stock Purchase Plan.
10.10(3)+	Employment Agreement between ARYx and Paul Goddard, dated September 1, 2005.
10.11(3)+	Employment Agreement between ARYx and Peter G. Milner, dated September 30, 2005.
10.12(3)+	Employment Agreement between ARYx and John Varian, dated November 17, 2003.
10.13(3)+	Employment Agreement between ARYx and Pascal Druzgala, dated July 23, 2002.
10.14(3)+	Employment Agreement between ARYx and Daniel Canafax, dated January 31, 2007.
10.15(3)+	Employment Agreement between ARYx and David Nagler, dated July 15, 2003.
10.16(4)+	Non-Employee Director Compensation Arrangements.
10.17(2)#	License, Development and Commercialization Agreement between ARYx and Procter & Gamble Pharmaceuticals, Inc. ("P&G"), dated June 30, 2006 (the "P&G Agreement").
10.18(3)	Master Security Agreement by and between General Electric Capital Corporation and ARYx, dated August 24, 2005, as amended on August 31, 2005.
10.19(4)
Loan and Security Agreement No. 4521 by and between Lighthouse and ARYx, dated March 28, 2005, as amended on April 22, 2005, July 25, 2005, June 27, 2006, August 30, 2007 and October 19, 2007 (the "Lighthouse Agreement").
10.20(5)+	Compensation Information for Named Executive Officers.
10.21(9)	Amendment No. 6 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated February 22, 2008.
10.22(8)	Amendment to the P&G Agreement by and between ARYx and P&G, dated February 29, 2008.
10.23(6)	Amendment No. 7 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated October 17, 2008.
10.24(7)	Securities Purchase Agreement by and between ARYx and several purchasers, dated November 11, 2008.

Exhibit Number	Description of Document
10.25+	Amendment No. 1 to Employment Agreement between ARYx and Paul Goddard, dated December 19, 2008.
10.26+	Amendment No. 1 to Employment Agreement between ARYx and Peter G. Milner, dated December 19, 2008.
10.27+	Amendment No. 1 to Employment Agreement between ARYx and John Varian, dated December 19, 2008.
10.28+	Amendment No. 1 to Employment Agreement between ARYx and Pascal Druzgala, dated December 19, 2008.
10.29+	Amendment No. 1 to Employment Agreement between ARYx and Daniel Canafax, dated December 19, 2008.
10.30	Loan Agreement by and between ARYx and Oxford Financial Corporation, dated December 31, 2008.
21.1(3)	Subsidiaries of ARYx.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on February 24, 2009 and incorporated herein by reference.

(6)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on October 23, 2008 and incorporated herein by reference.

(7)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on November 12, 2008 and incorporated herein by reference.

(8)
Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 001-33782), filed with the SEC on May 13, 2008 and incorporated herein by reference.

(9)
Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 001-33782), filed with the SEC on March 17, 2008 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARYx Therapeutics, Inc.
By:	/s/ PAUL GODDARD, PH.D.
Paul Goddard, Ph.D. Chairman of the Board and Chief Executive Officer
Date: March 26, 2009

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PAUL GODDARD, PH.D. Paul Goddard, Ph.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 26, 2009
/s/ JOHN VARIAN John Varian	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 26, 2009
/s/ JASON BARKER Jason Barker	Senior Director of Finance (Principal Accounting Officer)	March 26, 2009
/s/ PETER G. MILNER, M.D. Peter G. Milner, M.D.	Director	March 26, 2009

Signatures	Title	Date

/s/ DAVID BEIER David Beier	Director	March 26, 2009
/s/ LARS EKMAN, M.D., PH.D. Lars Ekman, M.D., Ph.D.	Director	March 26, 2009
/s/ KEITH LEONARD Keith Leonard	Director	March 26, 2009
/s/ HERM ROSENMAN Herm Rosenman	Director	March 26, 2009
/s/ PAUL SEKHRI Paul Sekhri	Director	March 26, 2009
/s/ NICHOLAS SIMON Nicholas Simon	Director	March 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ARYx Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of ARYx Therapeutics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARYx Therapeutics, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Palo Alto, California March 26, 2009

ARYX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,999	$55,476
Marketable securities	8,588	7,640
Restricted cash—current	150	150
Prepaid research and development expenses	381	582
Other prepaid and current assets	732	1,051

Total current assets	45,850	64,899
Restricted cash	1,203	903
Property and equipment, net	3,198	3,655
Other assets	897	168

Total assets	$51,148	$69,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,454	$1,369
Accrued compensation	494	1,055
Accrued research and development expenses	3,832	2,510
Current portion of notes payable	3,404	3,536
Current portion of deferred lease credit	333	333
Current portion of deferred revenue	—	3,913
Other accrued liabilities	502	741

Total current liabilities	11,019	13,457
Deferred lease credit	1,436	1,793
Notes payable	11,278	3,444
Deferred revenue	—	15,584
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and none outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized; 27,338,877 and 17,653,648 shares issued and outstanding at December 31, 2008 and 2007, respectively	27	18
Additional paid-in capital	181,285	158,053
Accumulated other comprehensive loss	45	—
Accumulated deficit	(153,942)	(122,724)

Total stockholders' equity	27,415	35,347

Total liabilities and stockholders' equity	$51,148	$69,625

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Collaboration services	$232	$262	$2,116
Technology license fees	19,492	3,896	1,623
Contractual milestone payments	—	—	1,000

Total revenues	19,724	4,158	4,739

Costs and expenses:
Cost of collaboration service revenue	232	262	2,116
Research and development	40,145	24,994	23,973
Selling, general and administrative	9,764	7,702	6,938

Total costs and expenses	50,141	32,958	33,027

Loss from operations	(30,417)	(28,800)	(28,288)
Interest and other income, net	1,127	2,591	2,294
Interest expense	(1,928)	(1,352)	(1,324)

Loss before cumulative effect of change in accounting principle	(31,218)	(27,561)	(27,318)
Cumulative effect of change in accounting principle	—	—	(10)

Net loss	(31,218)	(27,561)	(27,328)

Basic and diluted net loss per share	$(1.65)	$(8.24)	$(26.84)

Weighted average shares used to compute basic and diluted net loss per share	18,964	3,346	1,018

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Convertible Preferred Stock
			Common Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amounts	Shares	Amounts
Balances at December 31, 2005	8,556,775	81,355	995,183	1	1,044	(280)	(18)	(67,835)	(67,088)
Reclassification of Series C and D preferred stock warrants upon adoption of FASB Staff Position No. FAS 150-5	—	(848)	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock for cash at $10.80 per share in January 2006, net of issuance costs of $281	2,818,447	30,158	—	—	—	—	—	—	—
Issuance of common stock to consultants upon exercise of stock options for cash at $0.90 to $1.80 per share	—	—	11,532	—	13	—	—	—	13
Issuance of common stock to employees upon exercise of stock options for cash at $0.90 to $1.80 per share	—	—	24,696	—	46	—	—	—	46
Issuance of restricted common stock to an officer in exchange for services	—	—	25,000	—	72	—	—	—	72
Reversal of deferred stock-based compensation upon adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R)	—	—	—	—	(280)	280	—	—	—
Stock-based compensation	—	—	—	—	556	—	—	—	556
Comprehensive loss:
Unrealized gain on marketable securities							17	—	17
Net loss							—	(27,328)	(27,328)

Comprehensive loss							—	—	(27,311)

Balances at December 31, 2006	11,375,222	$110,665	1,056,411	$1	$1,451	$—	$(1)	$(95,163)	$(93,712)

Net exercise of preferred stock warrants into Series C convertible preferred stock in July and October, 2007	2,982	33	—	—	—	—	—	—	—
Issuance of common stock for cash at $10.00 per share in connection with the initial public offering in November 2007, net of issuance costs of $6.2 million			5,000,000	5	43,833	—	—	—	43,838
Conversion of prefered stock to common stock in connection with the initial public offering	(11,378,204)	(110,698)	11,417,057	12	110,686	—	—	—	110,698
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	667	—	—	—	667
Issuance of common stock to employees upon exercise of stock options for cash at $0.90 to $3.30 per share during 2007	—	—	136,847	—	211	—	—	—	211
Issuance of restricted common stock to an officer in exchange for services	—	—	43,333	—	75	—	—	—	75
Stock-based compensation	—	—	—	—	1,130	—	—	—	1,130
Comprehensive loss:
Unrealized gain on marketable securities							1	—	1
Net loss							—	(27,561)	(27,561)

Comprehensive loss							—	—	(27,560)

Balances at December 31, 2007	—	$—	17,653,648	$18	$158,053	$—	$—	$(122,724)	$35,347

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(in thousands, except share and per share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amounts
Balances at December 31, 2007	17,653,648	$18	$158,053	$—	$—	$(122,724)	$35,347

Issuance of common stock for cash at $2.20 per share in connection with a PIPE financing in November 2008, net of issuance costs of $1.2 million	9,649,545	9	20,362	—	—	—	20,371
Issuance of common stock to employees upon exercise of stock options for cash at $0.90 to $3.30 per share	35,684	—	78	—	—	—	78
Fair value of warrants issued pursuant to various loan agreements	—	—	644	—	—	—	644
Stock-based compensation	—	—	2,148	—	—	—	2,148
Comprehensive loss:
Unrealized gain on marketable securities					45	—	45
Net loss					—	(31,218)	(31,218)

Comprehensive loss					—	—	(31,173)

Balances at December 31, 2008	27,338,877	$27	$181,285	$—	$45	$(153,942)	$27,415

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(31,218)	$(27,561)	$(27,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,097	1,007	832
Amortization of premium (discount) on marketable securities	63	(8)	(6)
Amortization of warrants	303	239	94
Revaluation of warrants to fair value and warrant net exercise	—	(445)	5
Loss on marketable securities	133	—	—
Impairment and disposition of long-lived assets	—	14	105
Stock-based compensation	2,148	1,205	628
Change in assets and liabilities:
Prepaid research and development expenses	201	(340)	306
Other prepaid and assets	298	(24)	(49)
Accounts payable and other accrued liabilities	850	964	93
Accrued compensation	(561)	294	238
Accrued research and development expenses	1,322	1,161	(2,233)
Deferred lease credit	(357)	(331)	(275)
Deferred revenue	(19,497)	(3,880)	23,377

Net cash used in operating activities	(45,218)	(27,705)	(4,213)

Cash flows from investing activities:
Purchases of marketable securities	(16,706)	(21,207)	(69,385)
Proceeds from sales of marketable securities	3,500	13,090	17,975
Proceeds from maturities of marketable securities	11,740	32,134	33,670
(Increase) decrease in restricted cash	(300)	(150)	190
Purchases of fixed assets	(644)	(499)	(962)

Net cash (used in) provided by investing activities	(2,410)	23,368	(18,512)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	—	30,158
Proceeds from issuance of common stock in connection with initial public offering, net of offering cost	—	43,838	—
Proceeds from issuance of common stock in connection with PIPE financing, net of offering cost	20,371	—	—
Proceeds from exercise of stock options and issuance of common stock	78	211	59
Proceeds from issuance of notes payable	10,000	—	681
Principal payments on notes payable	(2,298)	(2,896)	(1,968)

Net cash provided by financing activities	28,151	41,153	28,930

Net (decrease) increase in cash and cash equivalents	(19,477)	36,816	6,205
Cash and cash equivalents at beginning of year	55,476	18,660	12,455

Cash and cash equivalents at end of year	$35,999	$55,476	$18,660

Supplemental disclosure of cash flow information:
Interest paid	$1,182	$813	$941

Supplemental schedule of noncash transactions:
Issuance and measurement of warrants	$4,538	$(154)	$5

Deferred compensation related to stock options granted below re-assessed fair value and its reversal upon adoption of FAS 123(R)	$—	$—	$(280)

Issuance of preferred stock upon net exercise of warrants for other than cash	$—	$(33)	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In this report, "ARYx," "we," "us" and "our" refer to ARYx Therapeutics, Inc. "Common Stock" refers to ARYx's common stock, par value $0.001 per share. "Preferred Stock" refers to ARYx's convertible preferred stock, $0.001 par value per share.

1. Organization and Summary of Significant Accounting Policies

  The Company

        ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have multiple product candidates in preclinical development.

        We were incorporated in the State of California on February 28, 1997 and reincorporated in the State of Delaware on August 29, 2007. We maintain a wholly owned subsidiary, ARYx Therapeutics Limited, with registered offices in the United Kingdom, which has had no operations since its inception in September 2004 and was established only to serve as a legal entity as required in support of our clinical trial activities conducted in Europe. We currently are focused on the human drug development business and operate in a single business segment with regard to the development of human pharmaceutical products.

  Basis of Presentation

        Our consolidated financial statements include the accounts of our wholly owned subsidiary, ARYx Therapeutics, Ltd. All intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, clinical trial accruals, and stock-based compensation. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

  Significant Risks and Uncertainties

        As of December 31, 2008, we had $45.0 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand as of December 31, 2008 will be sufficient to fund our operations through the end of the first quarter of 2010. However, since our inception, we have incurred significant net operating losses and, as of December 31, 2008, we had an accumulated deficit of $153.9 million. We have generated no revenue from product sales to date. We have funded our operations principally from the sale of our convertible preferred and common stock and collaboration agreements. We expect to incur substantial additional operating losses for the next several years and will need substantial additional funding in order to complete the clinical trials of our product candidates, launch and commercialize product candidates for which we receive regulatory approval, continue research and development programs and license or acquire additional product candidates. We will seek additional funds through financings, collaborations or public or private debt or equity financings, and may also seek to reduce expenses related to our operations. There can be no assurance that such financing will be available or will be at terms acceptable to us, or at all.

        We have no products that have received regulatory approval. Any products we develop will require approval from the U.S. Food and Drug Administration or foreign regulatory agencies prior to commercial sales. There can be no assurance that our products will receive the necessary approvals. If we are denied such approvals or such approvals are delayed, it could have a material adverse effect to our operations. To achieve profitable operations, we must successfully develop, test, manufacture and market products. There can be no assurance that any such products can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect on our future financial results.

        Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable securities. We deposit excess cash and cash equivalents with multiple financial institutions in the United States. Deposits in these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents. We have experienced an other-than-temporary impairment on our remaining auction rate holding in our marketable securities portfolio as of December 31, 2008. There can be no assurance that further impairment will not occur, or that we will be able to recover any of our other-than-temporary impaired position in the future.

  Fair Value of Financial Instruments

        Our financial instruments consist principally of cash and cash equivalents, marketable securities, restricted cash, certain other assets such as long-term marketable securities and security deposits, accounts payable, accrued liabilities, current and non-current notes payable. The fair value of our financial instruments reflects the amounts that would be received to sell an asset or settled to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates presented throughout this report reflect the information available to us or estimates we used as of December 31, 2008 and 2007.

        Cash, cash equivalents and restricted cash are stated at cost, which approximates fair value. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at their fair value at the balance sheet date. (See Note 2—Fair Value Measurement.) Realized gains and losses on sales as well as other-than-temporary impairment of all such securities are reported in earnings and computed using the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity until realized. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity and is included in interest income. Accrued interest and dividends are included in interest income. Marketable securities include U.S. government obligations, government agency securities, corporate bonds, certificates of deposit, commercial paper and auction rate securities with original maturities beyond three months.

        Accounts payable, accrued liabilities and current portion of notes payable are carried at cost and amortized cost, respectively, that approximate fair value due to their expected short maturities. Based on the borrowing rates available to us for loans with similar terms and average maturities, we employ a discounted cash flow model using our estimate of risk premiums and corresponding yields to maturity to determine the fair value of our non-current portion of notes payable. The fair value was estimated to be $9.3 million and $2.8 million as of December 31, 2008 and 2007, respectively, assuming transfer in an orderly market transaction. The carrying amount of our non-current portion of notes payable was stated on the face of our consolidated balance sheet at amortized cost for all periods presented.

  Restricted Cash

        Under a facilities operating lease agreement, $703,200 and $903,200 was restricted as of December 31, 2008 and 2007, respectively, for use as security for a standby letter of credit issued to our landlord. In January 2008, we entered into a pledge and security agreement with Comerica Bank whereby $500,000 was restricted for use as security to our payroll service provider. In May 2007, we entered into a pledge and security agreement with Comerica Bank whereby $150,000 was restricted for use as security for our corporate purchasing cards and was classified as a current asset as of December 31, 2008 as it was used to secure a revolving line of credit.

  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally four to seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining facility lease term, whichever is shorter.

  Impairment of Long-Lived Assets

        We evaluate our long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of our assets may not be fully recoverable. If indicators of impairment exist, impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of each asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its fair value, with fair value determined based upon an estimate of discounted future cash flows or on other appropriate measures of fair value. Impairment

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

and disposition losses on property and equipment of none, $14,000, and $105,000 were recorded as operating expense for the years ended December, 31, 2008, 2007 and 2006, respectively.

  Stock-Based Compensation

        On January 1, 2006, or the effective date, we began accounting for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, or SFAS 123R. Under the provisions of SFAS 123R, compensation expense related to stock-based transactions, including employee and director stock-based awards, is estimated at the date of grant based on the stock award's fair value and is recognized as expense over the requisite service period.

        SFAS 123R allows for a choice between two attribution methods for allocating stock-based compensation costs: the "straight-line method" which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the "graded vesting attribution method" which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We selected the latter method and amortize the fair value of each award on a straight-line basis over the requisite service period for each separately vesting portion of each award.

        We continue to account for stock options issued to non-employees in accordance with the recognition provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18, using a fair value approach. The value of stock options issued for consideration other than employee services is determined on the earlier of (i) the date on which there first exists a firm commitment for performance by the provider of goods or services or (ii) on the date performance is complete, using the Black- Scholes option valuation model. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

  Revenue Recognition

        We recognize revenue in accordance with SAB No. 104, Revenue Recognition in Financial Statements, or SAB 104, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In June 2006, we entered into a collaboration agreement with P&G. Revenues from this collaboration agreement included a nonrefundable upfront license fee, reimbursement of services performed in connection with certain development efforts, milestone payments and royalties. When evaluating multiple element arrangements, we consider whether the components of each arrangement represent separate units of accounting as defined in EITF 00-21. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether it is separable from the other aspects of the contractual relationship. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration received is allocated amongst the separate units of accounting based on their respective fair values. Applicable revenue recognition criteria are then applied to each of the units.

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

  Research and Development Costs

        Research and development, or R&D, expenditures are expensed as incurred. Major components of R&D expenses consist of personnel costs, preclinical studies, clinical trials, materials and supplies and allocations of R&D and facilities related costs, as well as fees paid to consultants and other entities that conduct certain research and development activities on our behalf. Payments made to other entities are typically under agreements that are generally cancelable by us.

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

  Net Loss per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock. For all periods presented in this report, stock options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the inclusion would provide an antidilutive effect.

        The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2008	2007(1)	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(31,218)	$(27,561)	$(27,328)
Denominator:
Weighted average common shares outstanding	18,986	3,376	1,028
Less: Weighted average unvested restricted common shares	(22)	(30)	(10)

Weighted average shares used in computing basic and diluted net loss per share	18,964	3,346	1,018

Basic and diluted net loss per share	$(1.65)	$(8.24)	$(26.84)

(1)
For the year ended December 31, 2007, shares and per share amounts reflect the conversion of all of our outstanding convertible preferred stock into common stock upon the closing of our initial public offering on November 13, 2007.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

  Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2008, 2007 and 2006 was $31.1 million, $27.6 million, and $27.3 million, respectively. Comprehensive loss has been disclosed in the consolidated statements of stockholders' equity for all periods presented.

  Income Taxes

        We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Effective January 1, 2007, we adopted the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48.

  Freestanding Warrants and Cumulative Effect of Change in Accounting Principle

        We adopted the FASB Staff Position No. 150-5, Issuer's Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, and accounted for the cumulative effect of the change in accounting principle related to certain freestanding warrants to purchase our series convertible preferred stock as of January 1, 2006. Upon adoption, $848,000 was reclassified from additional paid-in capital to preferred stock warrant liability on our consolidated balance sheet as of January 1, 2006. In November 2007, these warrants were automatically converted into warrants to purchase common stock upon the closing of our initial public offering. As a result of the conversion of the warrants' underlying securities and pursuant to EITF 00-19, our warrant liability was reclassified to stockholders' equity. The impact of the cumulative effect of change in accounting principle was $10,000 for the year ended December 31, 2006 and its effect on net loss per share was as follows:

Year Ended December 31, 2006
(in thousands, except per share amounts)
Net loss per share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(26.83)
Cumulative effect of change in accounting principle	(0.01)

Net loss	$(26.84)

Weighted average shares used to compute basic and diluted net loss per share	1,018

  Recent Accounting Pronouncements

        In November 2008, the EITF reached a consensus-for-exposure on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, or EITF 08-1, which was subsequently ratified by the FASB

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

currently subject to a 60-day public comment period. The Task Force discussed a model that would amend EITF 00-21 to require an entity to estimate the selling price of the undelivered element of accounting and allocate the arrangement consideration using the residual method when the entity does not have vendor-specific objective evidence or acceptable third-party evidence of the selling price for the undelivered element of accounting. If confirmed, EITF 08-1 will be effective prospectively for revenue arrangements entered into or modified in the fiscal years beginning after December 15, 2009. As we do not currently have any revenue arrangement with multiple deliverables, we will evaluate the impact of EITF 08-1 for revenue arrangement that we may enter into in the future.

        In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock, or EITF 07-5. EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company's own stock, including instruments similar to warrants to purchase the company's stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We do not expect the adoption of EITF 07-5 to have a material impact on either our consolidated financial position or results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on either our consolidated financial position or results of operations.

        In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 did not have an impact on our consolidated financial statements in 2008 as we did not elect the fair value option.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair Value Measurement

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure. In February 2008, the FASB issued Staff Position No. 157-1, or FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and Staff Position No. 157-2, or FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position No. 157-3, or FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of December 31, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.

        The measurement and disclosure requirements of SFAS 157 related to financial assets and financial liabilities became effective for us beginning in the first quarter of 2008. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced a number of key concepts that form the foundation of the fair value measurement approach to be used for financial reporting purposes. SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

  •
  Level 1—quoted prices in active markets for identical assets or liabilities;

  •
  Level 2—observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the asset or liability; and

  •
  Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

        The following table summarizes the fair value of our financial assets as of December 31, 2008 and 2007 that were recorded at fair value on a recurring basis. According to SFAS 157, assets and liabilities

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair Value Measurement (Continued)

are considered measured on a recurring basis if they are remeasured at least annually. We do not have any financial liabilities that are remeasured at least annually.

	December 31,
	2008	2007
	(in thousands)
Balance Sheet Classification:
Cash and cash equivalents	$35,999	$55,476
Marketable securities	8,588	7,640
Restricted cash	150	150

Total fair value of current financial assets	44,737	63,266
Restricted cash—non-current	1,203	903
Long-term marketable securities	367	—

Total fair value of financial assets	$46,307	$64,169

        The following table summarizes the fair value of our financial assets, allocated into Level 1, Level 2, and Level 3 that were measured on a recurring basis, and provides a reconciliation of the fair value of our financial assets measured using Level 2 and Level 3 inputs:

		December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Financial Assets Held:
Cash	$98	$98	$—	$—
Money market funds	34,654	34,654	—	—
Certificate of deposit	150	150	—	—
U.S. government agencies debt	6,041	—	6,041	—
Commercial paper	3,449	—	3,449	—
Corporate debt securities	1,548	—	1,548	—
Auction rate securities:
Beginning balance as of January 1, 2008	4,740	—	4,740	—
Purchases	1,100	—	1,100	—
Sales and maturities	(5,340)	—	(4,340)	(1,000)
Transfers in (out) of Level 2 and Level 3	—	—	(1,500)	1,500
Loss on marketable securities	(133)	—	—	(133)

Ending balance as of December 31, 2008	367	—	—	367

Total	$46,307	$34,902	$11,038	$367

        As of December 31, 2008, we held in our marketable securities portfolio certain money market funds, U.S. government agencies debt instruments, commercial paper, corporate debt securities and one auction rate security. We classified our holdings in U.S. government agencies debt instruments, commercial paper and corporate debt securities as Level 2 instruments as the fair value of these

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair Value Measurement (Continued)

instruments was determined by our institutional portfolio managers whose evaluations were based upon market-corroborated inputs such as broker/dealer quotes, reported trades, bids and offers that we believe are reasonable. Beginning in early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. Although we did experience liquidity in our auction rate securities portfolio during the first nine months of 2008, the illiquid auction rate market at large requires that our auction rate holding be measured using Level 3 inputs in accordance with guidance provided by SFAS 157. The fair value of our remaining auction rate security as of December 31, 2008, was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and a marketability discount. We revise our estimates for each input as of each financial statement reporting date based upon known and expected market conditions as well as specific information we have regarding the instrument.

        We have determined that as of December 31, 2008, the fair value of our remaining auction rate instrument was $367,000, net of an estimated $133,000 loss representing a 26.6% reduction in the carrying value for this instrument. Based on the recent lack of liquidity in the auction rate market and our expectations regarding near-term market conditions, we concluded that the impairment to the fair value of our auction rate holding as of December 31, 2008, is other-than-temporary in accordance with guidance provided by FSP FAS 115-1. The reduction in carrying value is reflected as a loss in our consolidated statement of operations as we expect that it is more likely than not that the instrument will remain illiquid in the next 12 months. Accordingly, we classified this auction rate instrument as an other non-current asset on the balance sheet as of December 31, 2008.

        Marketable securities held at December 31, 2008 and 2007 are summarized below:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Classified as:
Marketable securities:
U.S. government agencies debt	$6,010	$31	$—	$6,041
Commercial paper	997	2	—	999
Corporate debt securities	1,538	10	—	1,548
Auction rate securities	367	—	—	367

Total marketable securities	$8,912	$43	$—	$8,955

Available-for-sale securities maturing:
Within 1 year	$7,007			$7,040
Between 1 and 2 years	1,538			1,548
Auction rate securities maturing beyond 1 year	367			367

	$8,912			$8,955

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair Value Measurement (Continued)

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Classified as:
Marketable securities:
Certificates of deposit	$1,600	$—	$—	$1,600
Corporate debt securities	1,300	—	—	1,300
Auction rate securities	4,740	—	—	4,740

Total marketable securities	$7,640	$—	$—	$7,640

Available-for-sale securities maturing:
Within 1 year	$2,900			$2,900
Auction rate securities maturing beyond 1 year	4,740			4,740

	$7,640			$7,640

        We review our investment portfolio to identify and evaluate investments that had indications of possible impairment. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and our ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2008 and 2007, no instruments in our portfolio have been in an unrealized loss position for more than 12 months.

        There have been no realized gains or losses from the sale of marketable securities for the years ended December 31, 2008, 2007 and 2006, respectively.

3. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2008	2007
	(in thousands)
Office and computer equipment	$859	$754
Furniture and fixtures	170	156
Laboratory equipment	2,672	2,194
Leasehold improvements	2,939	2,896

	6,640	6,000
Less: Accumulated depreciation and amortization	(3,442)	(2,345)

Property and equipment, net	$3,198	$3,655

        Depreciation and leasehold improvements amortization expenses were $1.1 million, $1.0 million, and $832,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Collaboration with Procter & Gamble Pharmaceuticals

        On June 30, 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, pursuant to which P&G agreed to develop and commercialize ATI-7505, our product candidate for the treatment of chronic constipation, gastroparesis, functional dyspepsia, and gastroesophageal reflux disease. The collaboration agreement was terminated on July 2, 2008, at which time the performance and service period effectively ended. In connection with our prior collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and recognized in our consolidated statement of operations as revenue on a straight-line basis over the performance and service period. Pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G. As a result, we have recognized as revenue the remaining portion of the $25.0 million of the nonrefundable upfront license fee as of December 31, 2008.

        In addition, we have recognized $232,000, $262,000, and $2.1 million as of December 31, 2008, 2007, and 2006, respectively, as collaboration service revenue in connection with product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program since the beginning of our collaboration with P&G. Effective upon P&G's notice of termination on July 2, 2008, we no longer provide these support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us.

5. Debt Financing

  Lighthouse Capital Partners V, L.P.

        On March 28, 2005, we entered into a loan agreement with Lighthouse Capital Partners V, L.P., or Lighthouse, that was amended on October 19, 2007 and October 17, 2008. The original agreement provided for up to $10.0 million in debt financing. The agreement was amended in October 2007 to provide for up to $9.0 million of additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. The original outstanding promissory note provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allows for prepayment of principal with respect to the original promissory note whereupon the $1.2 million balloon interest payment is accelerated and due at the time of prepayment of the outstanding loan balance.

        The October 2007 amended loan agreement provided that the additional $9.0 million borrowed under a separate promissory note was subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at an interest rate to be fixed as of October 1, 2008. Pursuant to the October 2007 amended loan agreement, we are obligated to make a balloon interest payment of $675,000 at time of prepayment or at loan maturity. Any mandatory or voluntary prepayment of the $9.0 million borrowed will trigger a prepayment penalty equal to 3% of the outstanding principal balance being prepaid.

        The October 2008 loan amendment provides for an interest-only monthly repayment period through June 30, 2009 with respect to the entire outstanding loan obligation of $12.2 million at a stated interest rate of 9.75% per annum. Thereafter, we are obligated to repay $3.2 million of the total loan obligation over a 12-month period commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments at a stated interest rate of 9.75% per annum through June 30,

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt Financing (Continued)

2010, with a balloon interest payment of $1.2 million payable in June 2010. In connection with the October 2008 loan amendment, we agreed to pay Lighthouse a restructure fee of $200,000 which is payable upon the earlier of a prepayment or maturity of the $3.2 million portion of our total outstanding loan obligation in June 2010. The remaining $9.0 million loan obligation is required to be repaid over 36 months commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments at a stated interest rate of 12.25% per annum through June 30, 2012, with a balloon interest payment of $675,000 payable in June 2012. We have evaluated the October 2008 loan modification pursuant to guidance under EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and concluded that the fair value before and after the modification was not substantially different and therefore did not meet the criteria to be subject to debt extinguishment accounting.

        As of December 31, 2008, the total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding was $12.2 million. We recorded interest expense related to the loan agreement, including the amortization of expense related to the terminal payment and the warrant issued under the agreement, of $1.8 million, $1.2 million, and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The loan agreement with Lighthouse contains no financial covenants and no material adverse change clause. Default terms under the loan agreement include borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, bankruptcy and other standard provisions. Under the terms of the loan agreement, as amended, Lighthouse has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The loan agreement precludes us from incurring additional material debt amounts with the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness.

        Pursuant to the original loan agreement and the utilization of such, Lighthouse was granted a warrant to purchase 100,704 shares, as adjusted for the draw down, of our common stock at an exercise price of $9.93 per share. Pursuant to the October 2007 amended loan agreement and the utilization of such, Lighthouse was granted a second warrant to purchase 83,332 shares, as adjusted for the draw down, of our common stock at an exercise price of $10.80 per share. In connection with the October 2008 loan amendment, we issued Lighthouse an additional warrant to purchase up to 158,770 shares of our common stock at an exercise price of $3.98 per share. (See Note 8—Warrants for further discussion.)

  General Electric Commercial Finance

        On September 1, 2005, we entered into a loan agreement with General Electric Commercial Finance, or GE, for a secured equipment line of credit of up to $2.5 million. The loan agreement provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve's three- and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have three promissory notes outstanding under the agreement for a total of $1.9 million borrowed with stated interest rates ranging

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt Financing (Continued)

from 11.73% to 12.89%. The arrangement provides for monthly payments of principal and interest through July 2010. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. Funds borrowed under the agreement are secured by specific equipment assets and GE has a first priority security interest in those assets. The agreement contains no financial covenants and no warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. We recorded interest expense of $93,000, $144,000, and $132,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

  Oxford Finance Corporation

        On December 31, 2008, we entered into a loan agreement with Oxford Finance Corporation, or Oxford, for a secured equipment line of credit equal to $1.5 million. The loan agreement provides for a 36 month repayment term from each date of funding. We currently have one promissory note outstanding under the agreement for $1.0 million at a fixed interest rate of 11.50%. The arrangement provides for monthly payments of principal and interest through January 2012. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, change in business, ownership and location, merger or acquisition, bankruptcy and other standard provisions. The agreement contains no financial covenants. Funds borrowed under the agreement are secured by specific equipment assets and Oxford has a first priority security interest in those assets. Any mandatory or voluntary prepayment of the amount borrowed will trigger a prepayment penalty of 5% of the outstanding principal balance if prepayment is made before the 19th month from date of funding, 3% of the outstanding principal balance if prepayment is made between the 19th and 24th months from date of funding, and 2% of the outstanding principal balance if prepayment is made after the 24th month from date of funding. In connection with the financing, we issued a warrant to Oxford for the purchase of 8,547 shares of our common stock at an exercise price of $2.34 per share.

  Security Priority

        Lighthouse has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for GE and Oxford equipment loans, (ii) any first priority interest Comerica Bank, or Comerica, may have in our operating bank accounts at Comerica, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt Financing (Continued)

        As of December 31, 2008, future payments under the Lighthouse, GE, and Oxford loan agreements were as follows:

	Lighthouse	GE	Oxford	Total
2009	$2,848	$286	$270	$3,404
2010	4,454	65	329	4,848
2011	3,173	—	369	3,542
2012	1,737	—	32	1,769

Total principal payments	12,212	351	1,000	13,563
Less: Current portion of notes payable	(2,848)	(286)	(270)	(3,404)
Add: Accrued interest on terminal payment	1,119	—	—	1,119

Notes payable	$10,483	$65	$730	$11,278

6. Commitments and Contingencies

  Operating Leases

        In November 2004, we entered into a new lease agreement for a facility in Fremont, California. The term of the 96-month lease commenced in March 2005 upon occupying the facility. The master lease agreement includes scheduled rent increases over the lease term. Rent increases, net of the impact of a rent holiday from the landlord, are recognized as accrued liabilities and amortized on a straight-line basis over the term of the lease. In addition, our landlord contributed approximately $2.6 million towards facility improvements. The leasehold improvement allowance is recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Both amounts are included in deferred lease credit on our balance sheets. In addition, we provided the landlord with a letter of credit which is collateralized by a certificate of deposit and the collateralized deposit is recorded as restricted cash on the balance sheet. Amounts of $703,200 and $903,200 were subject to the letter of credit as of December 31, 2008 and 2007, respectively. We also have operating leases on certain of our office equipment.

        Rent expense under our operating leases was $751,000, $732,000 and $721,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum cash payments under all non-cancelable operating leases at December 31, 2008 are as follows:

2009	$961
2010	984
2011	1,011
2012	1,002
2013 and thereafter	167

$4,125

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

  Indemnifications

        FASB FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

        As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. In August 2007, we entered into indemnification agreements with our officers and directors. The maximum amount of potential future indemnification is unlimited; however, we intend to obtain director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2008 and 2007.

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

7. Stockholders' Equity

        On October 22, 2007, we effected a six-for-one reverse stock split of our convertible preferred stock and common stock. All share and per share amounts have been retroactively restated for the effect of this split for all periods presented.

  Preferred Stock

        Upon closing of our initial public offering in November 2007, all of the outstanding shares of our convertible preferred stock were automatically converted into 11,415,130 shares of common stock and all of our warrants to purchase preferred stock then outstanding were converted into warrants to purchase common stock. Our Certificate of Incorporation, as amended and restated, filed in October 2007, designates and authorizes 10,000,000 shares of $0.001 par value preferred stock, of which no shares are issued and outstanding as of December 31, 2008 and 2007. The rights, preferences and privileges of any preferred stock to be issued pursuant to our current Certificate of Incorporation, as amended and restated, have yet to be established. No dividends on preferred stock have been declared since inception through December 31, 2008.

  Common Stock

        As of December 31, 2008 and 2007, we were authorized to issue 150,000,000 shares of common stock. As of December 31, 2008 and 2007, we had 27,338,877 and 17,653,648 shares of common stock outstanding, respectively.

        In November 2008, we entered into a securities purchase agreement with certain institutional and other accredited investors pursuant to which we sold and issued, in a private placement, an aggregate of 9,649,545 shares of our common stock, par value $0.001 per share, and warrants to purchase an aggregate of 2,894,864 shares of our common stock. Under the terms of the securities purchase

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

agreement, the price for each share of common stock purchased was $2.20. The total number of shares of common stock underlying each purchaser's warrant was equal to 30% of the total number of shares purchased by such investor in the private placement with a purchase price per underlying share of common stock of $0.125. The combined purchase price of each share of common stock and each warrant to purchase 0.30 of a share of common stock issued in the private placement was $2.2375. The warrants are exercisable for a term of five years from November 14, 2008 and have an exercise price of $2.64 per share. Upon closing of the private placement, we received gross proceeds of approximately $21.6 million. The net proceeds, after deducting placement agent fees and other expenses of approximately $1.2 million, were approximately $20.4 million.

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

        We have never declared or paid cash dividends on any of our shares of capital stock. We are prohibited from paying dividends, other than dividends payable solely in common stock, by covenants contained in our loan agreements with Lighthouse, GE and Oxford.

  Shares Reserved for Future Issuance

        As of December 31, 2008, the following shares of our common stock were reserved for future issuances:

Warrants outstanding to purchase common stock	3,251,828
Stock options and awards available for grant	833,154
Stock options and awards outstanding	2,396,777
Shares reserved for purchase under employee stock purchase plan	322,369

6,804,128

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Warrants

        We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of December 31, 2008, the following warrants to purchase our common stock were issued and outstanding:

Warrant Holder	Issue Date		In Connection With	Warrant to Purchase	Shares	Exercise Price (per share)	Expire Date
ATEL	12/23/2002		Leasing arrangement	Common Stock	5,611	$8.91	11/13/2012
Lighthouse(1)	3/28/2005		Debt financing	Common Stock	100,704	$9.93		(1)
Lighthouse(2)	10/19/2007		Debt financing	Common Stock	83,332	$10.80		(2)
Lighthouse(3)	10/17/2008		Debt restructure	Common Stock	158,770	$3.975		(3)
Various investors(4)		(4)	Private placement of equity	Common Stock	2,894,864	$2.64	11/14/2013
Oxford(5)	12/31/2008		Equipment financing	Common Stock	8,547	$2.34	12/31/2013

					3,251,828

(1)
Exercisable, in whole or in part, anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant; expires at the earlier of (i) November 7, 2009 or (ii) the effective date of a merger, as defined in the agreement.

(2)
Exercisable, in whole or in part, at anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant; expires at the earlier of (i) the close of business on October 19, 2014, or (ii) the effective date of a merger, as defined in the agreement.

(3)
Exercisable, in whole or in part, at anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant; expires at the earlier of (i) the close of business on October 17, 2013, or (ii) the effective date of a merger, as defined in the agreement.

(4)
Warrants to purchase 2,446,928 shares of our common stock were issued on November 14, 2008 and warrants to purchase 447,936 shares of our common stock were issued on November 24, 2008; exercisable, in whole or in part, at anytime at the option of the holder.

(5)
Exercisable, in whole or in part, at anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant if the fair market value of one share of our common stock is greater than the exercise price of the warrant on such date.

        We follow guidance under SFAS 150 to measure the fair value of these warrants on date of issuance. The fair value of the warrant issued to ATEL for $42,000 was capitalized as a prepayment on a lease and was amortized to interest expense over the 36 month lease term. The fair value of the first warrant issued to Lighthouse for $738,000 was capitalized in three separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended December 31, 2005. The remainder was amortized to interest expense over the duration of the interest-only period plus the term of the loan over 42 months. The fair value of the second warrant issued to Lighthouse for $523,000 was capitalized in two separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended March 1, 2008, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 36 months. The fair value of the third warrant issued to Lighthouse for $396,000 was capitalized as debt issuance cost and amortized to interest expense over the duration of the interest-only period plus the term of the restructured loan over 36 months. The fair value of the warrants issued in connection with the Oxford equipment loan for $17,000 was capitalized as debt issuance cost and will be amortized to interest expense over the duration of the loan over 36 months.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Warrants (Continued)

        We follow the EITF discussion under EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees, and considered the fair value of the warrants issued to investors participating in the November 2008 private placement of equity as cost of equity financing and accordingly, we recorded the fair value of the warrants to contra-equity. The aggregate fair value of the warrants issued to the investors was approximately $4.0 million determined using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 2.44%, contractual life of five years according to the terms of the warrants, no dividend yield and volatility of 79%.

        The fair value of our capitalized warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Lighthouse—Warrant 1	$84	$94	$94
Lighthouse—Warrant 2	196	145	—
Lighthouse—Warrant 3	23	—	—

	$303	$239	$94

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

        Before conversion of the convertible preferred stock warrants into common stock warrants, we followed guidance under SFAS 150 and re-measured the fair value of these warrants on January 1, 2006 (upon adoption of FSP 150-5) and on each subsequent balance sheet date until the date of conversion using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate between 3.78% and 4.96%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. Accordingly, we recorded other income of $445,000 and $5,000 to reflect the decrease in fair value of the then-preferred stock warrant liability for the year ended December 31, 2007 and 2006, respectively.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation

  2007 Equity Incentive Plan

        Our board of directors adopted the 2007 Equity Incentive Plan, or the 2007 Plan, in July 2007 and our stockholders approved the 2007 Plan in October 2007. The 2007 Plan became effective immediately upon the signing of the underwriting agreement for our initial public offering. The 2007 Plan will terminate on July 17, 2017, unless terminated earlier by our board of directors. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, or collectively, stock awards, which may be granted to employees, including officers, non-employee directors, and consultants.

        As of December 31, 2008, an aggregate of 1,356,146 shares of common stock have been reserved for issuance under the 2007 Plan, of which 683,154 shares remained available for future grant as of such date. The number of shares of common stock reserved for issuance will automatically increase each year on January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 4.0% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (b) a number of shares of common stock determined by our board of directors prior to the start of a calendar year for which an increase applies. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options over the term of the 2007 Plan is 6,666,666 shares. As of December 31, 2008, options to purchase 672,992 shares of common stock at a weighted average exercise price per share of $7.15 were outstanding under the 2007 Plan.

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

  2007 Non-Employee Director's Stock Option Plan

        Our board of directors adopted the 2007 Non-Employee Directors' Stock Option Plan, or the 2007 Directors' Plan, in July 2007 and our stockholders approved the 2007 Directors' Plan in October 2007. The 2007 Directors' Plan became effective immediately upon the signing of the underwriting agreement for our initial public offering. The 2007 Directors' Plan provides for the automatic grant of

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

nonstatutory stock options to purchase shares of common stock to our non-employee directors over their period of service on our board.

        As of December 31, 2008, an aggregate of 266,662 shares of common stock have been reserved for issuance under the 2007 Directors' Plan, of which 150,000 shares remained available for future grant as of such date. The number of shares of common stock reserved for issuance will automatically increase each year on January 1st, from January 1, 2008 through and including January 1, 2017, by the excess of (a) the number of shares of common stock subject to options granted during the preceding calendar year, over (b) the number of shares added back to the share reserve during the preceding calendar year. As of December 31, 2008, options to purchase 116,662 shares of common stock at a weighted average exercise price per share of $7.85 were outstanding under the 2007 Directors' Plan.

        Pursuant to the terms of the 2007 Directors' Plan, each individual who becomes a non-employee director will automatically be granted an option to purchase 16,666 shares of common stock, or Initial Option, on the date of appointment to the board. The shares subject to each such Initial Option vest in a series of 36 successive equal monthly installments measured from the date of grant. Each individual who is serving as a non-employee director on the first trading day occurring on or after April 30th of each year, beginning in 2009, will automatically be granted an option to purchase 6,666 shares of common stock, or Annual Option, on that date. The shares subject to each such Annual Option vest in a series of 12 successive equal monthly installments measured from the date of grant. The exercise price of each option granted under the 2007 Directors' Plan will be equal to 100% of the fair market value of our common stock on the date of grant. The maximum term of options granted under the 2007 Directors' Plan is ten years.

  2001 Equity Incentive Plan

        Our 2001 Equity Incentive Plan, or the 2001 Plan, adopted by our board of directors in May 2001, provides for the granting of incentive and nonstatutory stock options, stock bonuses and restricted stock to our employees, directors and consultants at the discretion of the board of directors. As of December 31, 2008, options to purchase 1,607,123 shares of common stock at a weighted average exercise price per share of $2.10 remained outstanding under the 2001 Plan. In addition, 68,333 shares subject to stock bonus awards and restricted stock awards have been granted under the 2001 Plan. Subsequent to the initial public offering of our common stock in November 2007, no further options will be granted under the 2001 Plan. At the closing of the initial public offering in 2007, all shares remaining and available for future grant were cancelled.

        The 2001 Plan allows for early exercise of certain stock options prior to vesting subject to the terms of the stock option agreement approved by the board of directors. As of December 31, 2008 and 2007, no unvested stock options were exercisable subject to the original early exercise provision contained in certain of our stock option agreements and all early exercised shares were vested and none were subject to repurchase by us.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        A summary of activities under all of our stock option and incentive plans through December 31, 2008 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2005	1,384,458	$1.58
Granted	81,663	2.19
Exercised/released	(61,228)	0.82
Forfeited	(14,071)	1.72

Outstanding at December 31, 2006	1,390,822	$1.65	7.79	$2,296

Vested and expected to vest at December 31, 2006	1,382,934	$1.65	7.79	$2,285

Exercisable at December 31, 2006	729,158	$1.47	7.38	$1,330

Granted	622,729	$4.23
Exercised/released	(180,163)	1.96
Forfeited	(55,811)	2.37

Outstanding at December 31, 2007	1,777,577	$2.50	7.57	$9,375

Vested and expected to vest at December 31, 2007	1,766,459	$2.49	7.56	$9,326

Exercisable at December 31, 2007	1,063,125	$1.77	6.88	$6,358

Granted	691,529	$7.12
Exercised/released	(35,684)	2.20
Forfeited	(36,645)	4.97

Outstanding at December 31, 2008	2,396,777	$3.80	7.19	$1,528

Vested and expected to vest at December 31, 2008	2,340,008	$3.75	7.14	$1,521

Exercisable at December 31, 2008	1,464,424	$2.53	6.30	$1,406

        A summary of total outstanding stock options as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 - $0.90	264,308	3.99	$0.90	264,308	$0.90
$0.91 - $1.80	873,747	6.11	1.80	797,754	1.80
$1.81 - $3.30	495,319	8.16	3.18	239,557	3.27
$3.31 - $8.10	763,403	8.90	7.49	162,805	7.64

$0.90 - $8.10	2,396,777	7.19	3.80	1,464,424	2.53

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

  2007 Employee Stock Purchase Plan

        Our board of directors adopted our 2007 Employee Stock Purchase Plan, or the 2007 ESPP, in July 2007 and our stockholders approved the 2007 purchase plan in October 2007. The 2007 purchase plan became effective immediately upon the signing of the underwriting agreement for our initial public offering.

        As of December 31, 2008, an aggregate of 322,369 shares of common stock have been reserved under the 2007 ESPP pursuant to purchase rights granted to our employees, all of which remain available for future issuance. The number of shares of common stock reserved for issuance will automatically increase on January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (b) a lesser number of shares of common stock determined by our board of directors prior to the start of a year for which an increase applies. The maximum number of shares that may be issued pursuant to the exercise of purchase rights over the term of the 2007 ESPP is 1,666,666 shares. The 2007 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. As of December 31, 2008, no shares of our common stock have been purchased under the 2007 ESPP as the initial offering period under the plan has not completed its term.

        Our board of directors has delegated its authority to administer the 2007 ESPP to our compensation committee. The 2007 ESPP is implemented through a series of offerings of purchase rights to eligible employees. The initial offering began on August 15, 2008 and will end on May 14, 2009. After the initial offering, a new offering will begin on May 15th and November 15th each year beginning in 2009 over the term of the plan and will be approximately six months in duration. The last trading day of each offering period is the purchase date on which shares of common stock will be purchased for employees participating in the offering. Generally, all regular employees, including executive officers, employed by us may participate in the 2007 ESPP and may contribute, normally through payroll deductions, a percentage of their earnings, not to exceed 15%, for the purchase of common stock under the 2007 ESPP. Unless otherwise determined by our board of directors, common stock will be purchased for the accounts of employees participating in the 2007 ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

  Stock-Based Compensation

        We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the fact that we are a newly public company, there is limited historical information available to support our estimate of expected volatility required to value our stock-based awards. Prior to September 30, 2008, we used an average volatility estimate based on a group of companies in the biopharmaceutical industry that are similar in size, stage of life cycle and financial leverage. Beginning with the three months ended December 31, 2008, we began using a blended volatility estimate consisting of our own stock and the average volatility of similar companies in the biopharmaceutical industry. The expected term represents

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

the period of time that stock-based awards are expected to be outstanding. As we have a history of stock option exercise experience for use in the calculation, expected terms are based on historical option exercise experience and employee turnover data. Groups of employees that have similar historical exercise behavior are stratified and considered separately in the calculation. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to each vesting tranche over the expected term of each option is based on the U.S. Treasury strip yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	73% - 79%	73%	73%
Weighted-average expected term (in years)	5.7	4.0	4.1
Weighted-average risk-free interest rate	2.9%	4.4%	4.8%
Expected dividends	—%	—%	—%
Weighted-average grant date fair value per share	$4.57	$2.41	$1.80

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and separate groups of employees that have similar historical forfeiture behavior are considered separately for expense recognition.

        We estimate the fair value of the purchase rights issued to our employees participating in the 2007 ESPP using the Black-Scholes option valuation model. The fair value of the purchase rights was estimated at the first date of each offering period using the following assumptions:

Year Ended December 31, 2008
Expected volatility	73%
Expected term (in years)	0.75
Weighted-average risk-free interest rate	2.1%
Expected dividends	—%
Weighted-average grant date fair value per share	$2.56

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        Total compensation cost that has been recorded in our consolidated statement of operations, which includes stock-based compensation expense under SFAS 123R and the value of options issued to non-employees for services rendered, is allocated as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Research and development:
Officer compensation	$306	$115	$54
Employee and consultant compensation	624	355	102
Selling, general and administrative:
Director and officer compensation	958	669	431
Employee and consultant compensation	260	66	41

	$2,148	$1,205	$628

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

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        A summary of the status of our unvested stock options as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares (#)	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at January 1, 2006	600,893	$1.44
Granted	56,666	1.80
Vested	(259,633)	1.26
Forfeited	(12,850)	1.50

Unvested shares at December 31, 2006	385,076	1.56
Granted	579,396	2.41
Vested	(296,870)	1.61
Forfeited	(54,485)	1.89

Unvested shares at December 31, 2007	613,117	2.31
Granted	691,529	4.57
Vested	(375,942)	2.99
Forfeited	(36,645)	3.06

Unvested shares at December 31, 2008	892,059	3.74

        As of December 31, 2008 and 2007, there was $1.9 million and $1.3 million, respectively, of unrecognized compensation cost related to these unvested stock options and these costs are expected to be recognized over a weighted-average period of 1.29 years and 1.23 years, respectively. The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006, was $1.1 million, $474,000, and $327,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $158,000, $326,000 and $60,000, respectively.

        No restricted stock was awarded in 2008. In February 2007, the compensation committee of our board of directors granted an officer a fully vested restricted stock award for 18,333 shares of our common stock and in April 2007, the compensation committee granted the same officer a restricted stock award for an additional 25,000 shares of our common stock. The April 2007 award shares are held in escrow and will be released to the holder upon satisfaction of the vesting provision over a period of four years, provided that the officer remains our chief executive officer. In January 2006, the compensation committee granted an officer a restricted stock award for 25,000 shares of our common stock. In September 2006, we signed and executed a stock bonus award agreement which clarified and modified certain terms of that award. In accordance with the provisions of SFAS 123R, we accounted for the modification as an exchange of the original award for a new award and accordingly, $72,000 of compensation cost was recognized during the year ended December 31, 2006 related to this award. The 2006 award shares are currently held in escrow and will be released to the holder upon satisfaction of the vesting provision over a period of three years.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        A summary of the status of our unvested restricted stock awards as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares (#)	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at January 1, 2006	—	—
Granted	25,000	$2.88
Vested	—	—
Forfeited	—	—

Unvested shares at December 31, 2006	25,000	2.88
Granted	43,333	3.30
Vested	(38,480)	3.13
Forfeited	—	—

Unvested shares at December 31, 2007	29,853	3.17
Granted	—	—
Vested	(14,580)	3.06
Forfeited	—	—

Unvested shares at December 31, 2008	15,273	3.28

        Our employee stock options are structured to qualify as incentive stock options, or ISOs. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for the stock-based compensation arrangement due to the fact that we do not believe it is more likely than not that we will recognize any deferred tax assets from such compensation cost recognized in the current period. Total cash received from the exercise of stock options in 2008, 2007 and 2006 was $79,000, $211,000 and $59,000, respectively.

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

        We did not grant any stock options to non-employees in 2008, 2007 and 2006. Compensation expense related to non-employee options granted prior to 2006 was $10,000, $13,000, and $20,000 for the year ended December 31, 2008, 2007 and 2006, respectively.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        The fair value of non-employee options in 2008, 2007, and 2006 was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of zero, volatility of 73% to 79%, maximum contractual life of ten years, and a risk-free interest rate of 2.9%, 4.4%, and 4.8%, respectively.

10. 401(k) Plan

        Our employees, upon meeting certain requirements, are eligible to participate in our 401(k) plan. Our 401(k) plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory limit, which for most employees is $16,500 in 2008. Participants that are 50 years or older can also make "catch-up" contributions, which in 2007 may be up to an additional $5,000 above the statutory limit. Employee contributions are held and invested by the plan's trustee. Our 401(k) plan also permits us to make discretionary matching contributions, and beginning in 2007, we have elected to match participant contributions up to 3.5% of a participant's annual compensation, subject to statutory limits. For the year ended December 31, 2008 and 2007, we contributed a total of $227,000 and $199,000, respectively, to the matching provision under our 401(k) Plan.

11. Income Taxes

        There is no provision for income taxes because we have incurred operating losses since inception. A reconciliation between the U.S. statutory tax rate and our effective tax rate follows:

	2008	2007	2006
Tax benefits at federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefits, net of federal tax benefits	—	—	—
Research tax credits	(2.6)	(1.7)	(2.6)
Stock-based compensation	1.6	0.8	0.3
Effect of valuation allowance	35.0	35.5	36.6
Other	—	(0.6)	(0.3)

Effective tax rate	0.0%	0.0%	0.0%

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Deferred tax assets and liabilities reflect the net tax effects of net operating loss, tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$58,400	$39,400
Deferred revenue	—	7,800
Research tax credits	5,000	3,700
Deferred lease credit	900	1,000
Stock-based compensation	800	500
Depreciation related	(400)	(700)
Other, net	200	—

Total deferred tax assets	64,900	51,700
Valuation allowance	(64,900)	(51,700)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based on known factors, our management cannot currently conclude that it will be more likely than not that the deferred tax assets will be realized. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. For 2008, 2007 and 2006, the valuation allowance increased by $13.2 million, $11.7 million, and $11.8 million, respectively.

        As of December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $147.9 million which expire between 2021 and 2028 if not utilized, and federal research and development tax credit carryforwards of approximately $3.5 million which expire beginning in 2018 if not utilized. In addition, we have net operating loss carryforwards for state income tax purposes of approximately $140.4 million which expire between 2013 and 2018 if not utilized, and state research and development tax credit carryforwards of approximately $3.2 million which do not expire. Section 382 of the Internal Revenue Code of 1986, as amended, provides for a limitation on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as defined in this section. We concluded that we experienced such a change in ownership in June of 2002. As a result of this change in ownership, our ability to use the net operating losses and tax credits incurred prior to the ownership change will likely be limited in future periods.

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

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2007	$400
Additions based on tax positions related to the current year	100
Reduction resulting from lapse of applicable statue of limitations	—
Settlements	—

Balance as of December 31, 2007	500
Additions based on tax positions related to the current year	200
Reduction resulting from lapse of applicable statue of limitations	—
Settlements	—

Balance as of December 31, 2008	$700

        As of December 31, 2008, there were no unrecognized tax benefits that, if recognized, would impact our effective tax rate. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Because of our net operating loss carryforwards, substantially all of our tax years remain open to federal tax examination. We file income tax returns in the United States and in California, which typically have three and four tax years open, respectively, at any point in time.

12. Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2008
Total revenue	$1,042	$1,138	$17,544	$—
Operating costs and expenses	10,600	12,873	14,131	12,537
Net (loss) income	(9,503)	(11,896)	3,231	(13,050)
Basic (net loss) earnings per share	(0.54)	(0.67)	0.18	(0.57)
Diluted (net loss) earnings per share	(0.54)	(0.67)	0.17	(0.57)
2007
Total revenue	$1,138	$996	$1,040	$984
Operating costs and expenses	6,571	8,255	8,554	9,578
Net loss	(5,136)	(7,020)	(7,301)	(8,104)
Basic and diluted net loss per share	(4.89)	(6.50)	(6.30)	(0.80)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(9)	Amended and Restated Certificate of Incorporation of ARYx Therapeutics, Inc., or ARYx, as currently in effect.
3.2(1)	Bylaws of ARYx.
4.1	Reference is made to Exhibits 3.1 and 3.2 above.
4.2(2)	Specimen Common Stock Certificate.
4.3(3)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.
4.4(3)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.
4.5(3)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005 to Lighthouse Capital Partners V, L.P. ("Lighthouse").
4.6(2)	Amended and Restated Investor Rights Agreement by and between ARYx and certain of its securityholders, dated October 22, 2007.
4.7(4)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007 to Lighthouse.
4.8(6)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.
4.9(7)	Registration Rights Agreement by and between ARYx and several investors, dated November 11, 2008.
4.10(7)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.
4.11	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.
10.1(3)+	Form of Indemnity Agreement between ARYx and its executive officers and directors.
10.2(3)	Lease Agreement by and between ARYx and Trinet Essential Facilities X, Inc., dated November 16, 2004, as amended on June 17, 2005.
10.3(3)+	2001 Equity Incentive Plan.
10.4(3)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2001 Equity Incentive Plan.
10.5(4)+	2007 Equity Incentive Plan.
10.6(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan.
10.7(4)+	2007 Non-Employee Directors' Stock Option Plan.
10.8(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under the 2007 Non-Employee Directors' Stock Option Plan.
10.9(4)+	2007 Employee Stock Purchase Plan.
10.10(3)+	Employment Agreement between ARYx and Paul Goddard, dated September 1, 2005.
10.11(3)+	Employment Agreement between ARYx and Peter G. Milner, dated September 30, 2005.
10.12(3)+	Employment Agreement between ARYx and John Varian, dated November 17, 2003.
10.13(3)+	Employment Agreement between ARYx and Pascal Druzgala, dated July 23, 2002.

Exhibit Number	Description of Document
10.14(3)+	Employment Agreement between ARYx and Daniel Canafax, dated January 31, 2007.
10.15(3)+	Employment Agreement between ARYx and David Nagler, dated July 15, 2003.
10.16(4)+	Non-Employee Director Compensation Arrangements.
10.17(2)#	License, Development and Commercialization Agreement between ARYx and Procter & Gamble Pharmaceuticals, Inc. ("P&G"), dated June 30, 2006 (the "P&G Agreement").
10.18(3)	Master Security Agreement by and between General Electric Capital Corporation and ARYx, dated August 24, 2005, as amended on August 31, 2005.
10.19(4)
Loan and Security Agreement No. 4521 by and between Lighthouse and ARYx, dated March 28, 2005, as amended on April 22, 2005, July 25, 2005, June 27, 2006, August 30, 2007 and October 19, 2007 (the "Lighthouse Agreement").
10.20(5)+	Compensation Information for Named Executive Officers.
10.21(9)	Amendment No. 6 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated February 22, 2008.
10.22(8)	Amendment to the P&G Agreement by and between ARYx and P&G, dated February 29, 2008.
10.23(6)	Amendment No. 7 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated October 17, 2008.
10.24(7)	Securities Purchase Agreement by and between ARYx and several purchasers, dated November 11, 2008.
10.25+	Amendment No. 1 to Employment Agreement between ARYx and Paul Goddard, dated December 19, 2008.
10.26+	Amendment No. 1 to Employment Agreement between ARYx and Peter G. Milner, dated December 19, 2008.
10.27+	Amendment No. 1 to Employment Agreement between ARYx and John Varian, dated December 19, 2008.
10.28+	Amendment No. 1 to Employment Agreement between ARYx and Pascal Druzgala, dated December 19, 2008.
10.29+	Amendment No. 1 to Employment Agreement between ARYx and Daniel Canafax, dated December 19, 2008.
10.30	Loan Agreement by and between ARYx and Oxford Financial Corporation, dated December 31, 2008.
21.1(3)	Subsidiaries of ARYx.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on February 24, 2009 and incorporated herein by reference.

(6)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on October 23, 2008 and incorporated herein by reference.

(7)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on November 12, 2008 and incorporated herein by reference.

(8)
Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 001-33782), filed with the SEC on May 13, 2008 and incorporated herein by reference.

(9)
Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 001-33782), filed with the SEC on March 17, 2008 and incorporated herein by reference.