Form 10-Q
period 2009-03-31
ARYx Therapeutics, Inc.
filed 2009-05-14
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 30, 2009, the registrant had 27,372,235 shares of common stock outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,433	$35,999
Marketable securities	10,198	8,588
Restricted cash - current	150	150
Prepaid research and development expenses	517	381
Other prepaid, receivable, and current assets	664	732
Total current assets	33,962	45,850
Restricted cash	1,203	1,203
Property and equipment, net	2,990	3,198
Other assets	842	897
Total assets	$38,997	$51,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016	$2,454
Accrued compensation	585	494
Accrued research and development expenses	2,537	3,832
Current portion of notes payable	4,833	3,404
Other accrued liabilities	903	835
Total current liabilities	9,874	11,019
Deferred lease credit	1,344	1,436
Notes payable	9,768	11,278
Commitments and contingencies
Stockholders’ equity:
Common stock	27	27
Additional paid-in capital	181,755	181,285
Accumulated other comprehensive income	9	45
Accumulated deficit	(163,780)	(153,942)
Total stockholders’ equity	18,011	27,415
Total liabilities and stockholders’ equity	$38,997	$51,148

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2009	2008
Revenue:
Collaboration services	$—	$68
Technology license fees	—	974
Total revenue	—	1,042

Costs and expenses:
Cost of collaboration services	—	68
Research and development	6,789	7,600
Selling, general and administrative	2,603	2,932
Total costs and expenses	9,392	10,600
Loss from operations	(9,392)	(9,558)

Interest and other income, net	54	549
Interest expense	(500)	(494)
Net loss	(9,838)	(9,503)

Basic and diluted net loss per share	$(0.36)	$(0.54)
Weighted average shares used to compute basic and diluted net loss per share	27,345	17,631

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,838)	$(9,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	271
Amortization of warrants	55	175
Impairment of long-lived assets	11	—
Stock-based compensation	528	565
Change in assets and liabilities:
Prepaid research and development expenses	(136)	(675)
Other prepaid, receivable, and assets	68	233
Accounts payable and other accrued liabilities	(1,462)	(218)
Accrued compensation	91	(481)
Accrued research and development expenses	(1,295)	621
Deferred revenue	—	(974)
Net cash used in operating activities	(11,685)	(9,986)

Cash flows from investing activities:
Purchases of marketable securities	(4,665)	(1,100)
Proceeds from sales of marketable securities	—	2,575
Proceeds from maturities of marketable securities	3,000	4,090
Increase in restricted cash	—	(300)
Purchases of fixed assets	(77)	(416)
Net cash (used in) provided by investing activities	(1,742)	4,849

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	34	25
Offering cost in connection with placement of equity	(92)	(36)
Proceeds from issuance of notes payable	—	9,000
Principal payments on notes payable	(81)	(760)
Net cash (used in) provided by financing activities	(139)	8,229

Net (decrease) increase in cash and cash equivalents	(13,566)	3,092
Cash and cash equivalents at beginning of period	35,999	55,476
Cash and cash equivalents at end of period	$22,433	$58,568

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

The balance sheet data at December 31, 2008 has been derived from our audited consolidated financial statements for the year ended December 31, 2008, contained in our Annual Report on Form 10-K. The unaudited condensed consolidated financial statements and related disclosures contained in this report have been prepared with the presumption that users of the interim financial statements have read or have access to our audited financial statements for the preceding year. Accordingly, these interim financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008, contained in our Annual Report on Form 10-K.

Risks and Uncertainties

As of March 31, 2009, we had $33.0 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand as of March 31, 2009 will be sufficient to fund our operations through the end of the first quarter of 2010. Since our inception, we have incurred significant net operating losses and, as of March 31, 2009, we had an accumulated deficit of $163.8 million. We have generated no revenue from product sales to date. We have funded our operations principally from the sale of our convertible preferred and common stock and through collaboration agreements. We expect to incur substantial additional operating losses for the next several years and will need substantial additional funding in order to complete the clinical trials of our product candidates, launch and commercialize product candidates for which we receive regulatory approval, continue research and development programs, and license or acquire additional product candidates. We will seek additional funds through financings, collaborations or public or private debt or equity financings, and may also seek to reduce expenses related to our operations. There can be no assurance that such financing will be available or will be at terms acceptable to us, or at all.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to clinical trial accruals and stock-based compensation. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses on our marketable securities. Comprehensive loss for the three months ended March 31, 2009 and 2008 was $9.9 million and $9.6 million, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants. For all periods presented in this report, stock options and warrants were not included in the computation of diluted net loss per share because the inclusion would provide an antidilutive effect.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amount)
Numerator:
Net loss	$(9,838)	$(9,503)
Denominator:
Weighted average common shares outstanding	27,359	17,659
Less: Weighted average unvested restricted common shares	(14)	(28)
Weighted average shares used in computing basic and diluted net loss per share	27,345	17,631
Basic and diluted net loss per share	$(0.36)	$(0.54)

Income Taxes

We utilize the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on known factors, our management cannot currently conclude that it will be more likely than not that deferred tax assets will be utilized. Accordingly, deferred tax assets have been fully offset by a valuation allowance.

As permitted under the provisions of FIN 48, we will classify interest and penalties related to unrecognized tax benefits as part of our income tax provision, although there have been no such interest or penalties recognized to-date.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard Board, or FASB, issued three final Staff Positions, or FSPs, intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements, or SFAS 157. It reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009 only if all of them are adopted at the same time. We do not expect the adoption of the FSPs to have a material impact on either our consolidated financial position or results of operations.

In November 2008, the Emerging Issues Task Force, or EITF, reached a consensus-for-exposure on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables, or EITF 08-1, which was subsequently ratified by the FASB currently subject to a public comment period. The Task Force discussed a model that would amend EITF 00-21 to require an entity to estimate the selling price of the undelivered element of accounting and allocate the arrangement consideration using the residual method when the entity does not have vendor-specific objective evidence or acceptable third-party evidence of the selling price for the undelivered element of accounting. If confirmed, EITF 08-1 will be effective prospectively for revenue arrangements entered into or modified in the fiscal years beginning after December 15, 2009. As we do not currently have any revenue arrangement with multiple deliverables, we will evaluate the impact of EITF 08-1 for revenue arrangements that we may enter into in the future.

2.  Fair Value Measurement

The following tables summarize the fair value of our financial assets as of March 31, 2009 and December 31, 2008 that were recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS No. 157.

	March 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$22,433	$22,433	$—	$—
Marketable securities	10,198	—	10,198	—
Restricted cash	150	150	—	—
Total fair value of current financial assets	32,781	22,583	10,198	—
Restricted cash—non-current	1,203	1,203	—	—
Auction rate securities:
Balance as of December 31, 2008	367	—	—	367
Loss on marketable securities	—	—	—	—
Balance as of March 31, 2009	367	—	—	367
Total fair value of financial assets	$34,351	$23,786	$10,198	$367

	December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$35,999	$33,549	$2,405	$—
Marketable securities	8,588	—	8,588	—
Restricted cash	150	150	—	—
Total fair value of current financial assets	44,737	33,699	8,588	—
Restricted cash—non-current	1,203	1,203	—	—
Auction rate securities	367	—	—	367
Total fair value of financial assets	$46,307	$34,902	$11,038	$367

Our financial assets valued using Level 1 inputs consist primarily of cash, money market funds, and certificate of deposit at a financial institution.  Our financial assets valued using Level 2 inputs consist primarily of U.S. government agencies debt instruments, commercial paper, and corporate debt securities and the fair value of these instruments was determined by our institutional portfolio managers whose valuations were based upon market-corroborated inputs such as broker/dealer quotes, reported trades, bids and offers that we believe are reasonable. The fair value of our remaining auction rate security was measured using Level 3 inputs as determined by a discounted cash flow model that considers expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and a marketability discount.

As of March 31, 2009, the fair value of our remaining auction rate instrument was $367,000, net of an estimated $133,000 loss representing a 26.6% reduction in the carrying value for this instrument. We revisited our assumptions used in the discounted cash flow model as of March 31, 2009 and determined that they remained unchanged. We continue to classify this auction rate instrument as an other non-current asset on the balance sheet as we do not expect that the instrument will likely to become liquid in the next 12 months.

3.  Revenue Recognition

We recognized $68,000 for the three months ended March 31, 2008 as collaboration service revenue in connection with our prior collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, for product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program. Effective with P&G’s notice of termination on July 2, 2008, we no longer provide these support services to P&G for the development of ATI-7505; therefore those services will no longer be a source of revenue for us. In accounting for our prior collaboration agreement with P&G, we have consistently reported activities between third parties and us on a gross basis and therefore the adoption of EITF Issue No. 07-1, Accounting for Collaborative Arrangements does not have a material impact on our consolidated financial statements.

4.  Debt Financing

As of March 31, 2009, we have loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, General Electric Commercial Finance, or GE, and Oxford Finance Corporation, or Oxford.  The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of March 31, 2009, was $12.2 million. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $460,000 and $456,000 for the three months ended March 31, 2009 and 2008, respectively.  The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of March 31, 2009, was $231,000. We recorded interest expense related to the GE loan agreements of $9,000 and $39,000 for the three months ended March 31, 2009 and 2008, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of March 31, 2009, was $929,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $31,000 and none for the three months ended March 31, 2009 and 2008, respectively.

5.  Warrants

We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of March 31, 2009, the following warrants to purchase our common stock were issued and outstanding:

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

(4)           Warrants to purchase 2,446,928 shares of our common stock were issued on November 14, 2008 and warrants to purchase 447,936 shares of our common stock were issued on November 24, 2008; exercisable, in whole or in part, at anytime at the option of the holder for a term of five years from November 14, 2008.

(5)           Exercisable, in whole or in part, at anytime at the option of the holder for a term of five years from the date of issuance or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant if the fair market value of one share of our common stock is greater than the exercise price of the warrant on such date.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and thus exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of EITF 07-5 did not have a material impact on our consolidated financial position or results of operations.

The fair value of our capitalized warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Lighthouse—Warrant 1	$14	$23
Lighthouse—Warrant 2	13	152
Lighthouse—Warrant 3	27	—
Oxford	1	—
	$55	$175

6.  Stock-Based Compensation

The components of our stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Research and development:
Officer compensation	$68	$76
Employee and consultant compensation	151	170
Selling, general and administrative:
Director and officer compensation	271	276
Employee and consultant compensation	38	43
Total compensation expense	$528	$565

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

Tecarfarin

Tecarfarin is an oral anticoagulant in Phase 2/3 clinical trials for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. Tecarfarin was designed to have the same therapeutic benefits as the drug warfarin, which for over 50 years has been the oral anticoagulant of choice. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed tecarfarin to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. These two factors can create significant challenges in maintaining therapeutic levels of warfarin and this can put patients at risk for either life-threatening clotting or bleeding. In preclinical testing and in clinical testing to date, it appears that tecarfarin may be inherently more stable than warfarin due to its predictable metabolism through the esterase pathway that has a much larger capacity than CYP450. The rate of anticoagulation for both warfarin and tecarfarin is measured by the standard assay known as International Normalized Ratio, or INR. We completed a Phase 2 clinical trial with tecarfarin involving 66 patients. In this study, tecarfarin achieved a significant improvement in the maintenance of these patients at the targeted INR and also demonstrated a significant reduction in the occurrence of dangerously low levels of anticoagulation as well as a reduction in the occurrence of dangerously high levels of anticoagulation compared to these patients’ historical levels of anticoagulation when on warfarin. We have also completed a pilot clinical trial of 50 patients to prepare for an ongoing large Phase 2/3 trial. In the pilot trial, we successfully established the trial methodologies for the current blinded Phase 2/3 trial, and, even though the primary purpose of the pilot trial was not to measure the effectiveness of tecarfarin in achieving the patients’ target INR, the efficacy results essentially matched those of the earlier 66 patient study. In June 2008, we initiated a double-blind, parallel group, active control Phase 2/3 clinical trial involving approximately 600 patients to study the efficacy of tecarfarin in a head-to-head comparison to warfarin. We announced, on November 3, 2008, that enrollment in this Phase 2/3 study had been completed. Each patient in this study will receive a minimum of six months of treatment with either tecarfarin or warfarin. In preliminary discussions, the U.S. Food and Drug Administration, or FDA, indicated that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for tecarfarin’s clinical development. Using INR maintenance as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for tecarfarin compared to clinical trials measuring survival rates or other outcomes. Based upon our discussions with the FDA, we believe the current Phase 2/3 clinical trial may qualify as a registration study. We are actively seeking a large pharmaceutical company partner for the full development and eventual commercialization of tecarfarin, in the event we obtain requisite regulatory approval.

Budiodarone

Budiodarone is an oral antiarrhythmic agent in Phase 2 clinical development for the treatment of patients with atrial fibrillation. Budiodarone was designed to have the efficacy of amiodarone, a drug that has been used for many years, despite its adverse side effects, because physicians consider it to be the most effective drug for treating patients with atrial fibrillation. Amiodarone accumulates in many different organs and can only be metabolized by CYP450, potentially leading to serious side effects that are not immediately reversible upon withdrawal of the drug. Since budiodarone is predominantly metabolized through the esterase pathway, it should avoid accumulation in organs and have reduced drug-drug interactions. We have completed a Phase 2 pilot study (CLN-208) with budiodarone involving six atrial fibrillation patients with implanted recordable pacemakers who failed previous drug therapy. This pilot study suggested that the effect of budiodarone improved as the dose increased. Based upon the results of this pilot study, we conducted an additional Phase 2b clinical trial to further demonstrate the efficacy of budiodarone in patients with atrial fibrillation. The clinical trial, which enrolled 72 patients, was a multi-centered, randomized, double blind, placebo-controlled study of the efficacy and safety of budiodarone in patients with paroxysmal atrial fibrillation, or PAF. All patients entering this study had previously implanted permanent pacemakers with appropriate diagnostic and recording capabilities. In December 2008, we announced successful top-line efficacy results from this Phase 2b clinical trial. By achieving statistical significance at the two highest doses of the three tested, the results essentially mirrored the findings of the earlier Phase 2 pilot study also conducted in paroxysmal atrial fibrillation patients. The Phase 2b study also demonstrated that patients in the study quickly returned to their pre-treatment level of atrial fibrillation once the treatment ended. We have also announced the complete safety results from this Phase 2b clinical trial which indicate that budiodarone is generally safe and well-tolerated, and appears to avoid the tissue accumulation evident with amiodarone. We are actively seeking a large pharmaceutical company partner for the full development and eventual commercialization of budiodarone, in the event we obtain requisite regulatory approval.

ATI-7505

ATI-7505 is an oral prokinetic drug that speeds up the motion of contents through the gut, which has successfully completed Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson as Propulsid in the United States. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of the drug rose significantly when CYP450 clearance was inhibited because of the presence of other drugs cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as eliminating the off-target cardiovascular effects. More than 900 subjects have been treated with ATI-7505 as part of our clinical trial program, which includes four Phase 2 trials to date. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize ATI-7505. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement effective July 2, 2008. P&G subsequently announced that it is exiting pharmaceutical drug development. Upon termination of the collaboration agreement by P&G, all rights to ATI-7505 reverted to ARYx. Also on July 2, 2008, we announced the overall successful results of a Thorough QT study, or TQT study, on ATI-7505, which we believe supports the agent’s favorable cardiac safety profile. In March 2009, we received written confirmation from the FDA that based on the FDA’s review of results from our TQT study of ATI-7505, the FDA concurs with our interpretation of the results that the findings were negative, meaning ATI-7505 does not significantly increase the QT interval at the proposed therapeutic or supratherapeutic doses. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of ATI-7505 in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between ARYx and P&G, the study was terminated early after only 214 patients had been enrolled. In spite of the early termination of the study, ATI-7505 achieved statistical significance at the study’s primary endpoint in the 80 mg twice daily dose. In addition, all doses tested demonstrated a clinically meaningful and desired increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment. We intend to seek a new partner for ATI-7505.

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

Research and Development Expense

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

The following table summarizes our research and development expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Direct research and development expense by product candidate:
Tecarfarin	$2,831	$1,586
Budiodarone	638	1,949
ATI-7505	52	75
ATI-9242	(107)	546
Other research programs	44	254
Total direct research and development expense	3,458	4,410
Personnel, administrative and other expense	3,331	3,216
Less: Research and development portion of the cost of collaboration service revenue	—	(26)
Total research and development expense	$6,789	$7,600

From our inception through March 31, 2009, we estimate that approximately $35.6 million of expense was incurred for our tecarfarin product candidate, approximately $25.0 million was incurred for our budiodarone product candidate, approximately $22.6 million was incurred for our ATI-7505 product candidate, approximately $5.0 million was incurred for our ATI-9242 product candidate, and approximately $61.2 million was incurred for costs related to our research and development personnel, administrative and other research programs.

The expenditures summarized in the above table reflect costs directly attributable to each product candidate and to our other research programs. We do not allocate salaries, employee benefits, or other indirect costs to our product candidates or other research programs and have included those expenses in “personnel, administrative and other expense” in the above table. The portion of our research and development expense that is identified as cost of collaboration service revenue is included within a separate category of expense in our condensed consolidated financial statements and is subtracted from total expenses in the above table to derive total research and development expense as reported in our condensed consolidated financial statements.

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

If we fail to complete the development of any of our product candidates in a timely manner, it could have a material effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our product candidates could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed in Part II—Item 1A. “Risk Factors” section of this report.

Critical Accounting Policies and Significant Estimates

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

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2008, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies and significant estimates during the three months ended March 31, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenue

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(in thousands, except %)
Collaboration service revenue	$—	$68	$(68)	-100%
Technology license fees	—	974	(974)	-100%
Total revenue	$—	$1,042	$(1,042)	-100%

Revenue for the three months ended March 31, 2009, as compared to the same period in 2008, decreased by $1.0 million. Our only source of revenue in 2008 was in connection with our prior collaboration agreement with Procter and Gamble Pharmaceuticals, Inc., or P&G, for the licensing of our ATI-7505 technology and for providing pharmaceutical development and other services to P&G. The decrease in revenue was due to the termination of the collaboration agreement with P&G in July 2008.

Cost of Collaboration Service Revenue

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(in thousands, except %)
Cost of collaboration service revenue	$—	$68	$(68)	-100%

We incurred costs for certain services provided to P&G, including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 program, in connection with our prior collaboration agreement with P&G. The $68,000 decrease in cost of revenue for the three months ended March 31, 2009, as compared to the same period in 2008, was a result of the termination of the collaboration agreement with P&G in July 2008.

Research and Development Expense

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(in thousands, except %)
Research and development expense	$6,789	$7,600	$(811)	-11%

For the three months ended March 31, 2009, as compared to the same period in 2008, our research and development expense decreased by $811,000, or 11%. The decrease was primarily due to:

•                  a $1.3 million reduction in expenditures following the substantive completion of our budiodarone Phase 2b clinical study in December 2008;

•                  a $700,000 reduction in expenditures related to the completion of five cohorts of patient studies in a ATI-9242 Phase 1 clinical study; and

•                  partially offset by a $1.2 million increase in clinical trial expenditures related to the double-blinded, placebo-controlled tecarfarin Phase 2/3 clinical trial involving approximately 600 patients.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(in thousands, except %)
Selling, general and administrative expense	$2,603	$2,932	$(329)	-11%

The lower selling, general and administrative expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to decreased costs for Sarbanes-Oxley compliance, lower general legal expense, and lower expense for executive bonuses.

Interest and Other Income, Net

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(in thousands, except %)
Interest and other income, net	$54	$549	$(495)	-90%

Interest and other income, net of other expenses, consist primarily of interest income from our investments in marketable securities reduced by other expenses such as state franchise tax. Lower interest income for the three months ended March 31, 2009 as compared to the same period in 2008 was attributable to lower prevailing short-term interest rates and a lower cash balance in our investment portfolio.

Interest Expense

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(in thousands, except %)
Interest expense	$500	$494	$6	1%

The increase in interest expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to additional equipment financing provided to us by Oxford Finance Corporation at year end 2008.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Cash (used in) provided by:
Operating activities	(11,685)	(9,986)
Investing activities	(1,742)	4,849
Financing activities	(139)	8,229
Total cash (used) provided	(13,566)	3,092

As of March 31, 2009, we had $33.0 million in cash, cash equivalents and marketable securities. We believe that our cash, cash equivalents and marketable securities on hand as of March 31, 2009 will be sufficient to fund our operations through the end of the first quarter of 2010. Since our inception, we have incurred significant net operating losses and, as of March 31, 2009, we had an accumulated deficit of $163.8 million. We have not achieved sustainable profitability and anticipate that we will continue to incur significant net losses for the next several years. Additionally, there can be no assurance that we will achieve positive cash flow in the foreseeable future or at all.

Due to adverse developments in global financial markets, we have experienced reduced liquidity with respect to our investment in a single auction rate instrument. If the need arose to liquidate such security before maturity, we may experience realized losses upon liquidation. Due to the short duration of all instruments held within our investment portfolio with the exception of one auction rate instrument, we believe that we have the ability to hold all but one of these securities to maturity when they are expected to be redeemed at par value.

Net cash used in operating activities was $11.7 million and $10.0 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used in each of these periods was primarily used towards the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities.

Cash used in, or provided by, investing activities primarily related to purchases, sales and maturities of marketable securities, as well as changes in our restricted cash and levels of capital expenditure. For the three months ended March 31, 2009, net purchases of marketable securities was $1.7 million as compared to net sales of marketable securities of $5.6 million for the same period in 2008. Purchases of property and equipment were $77,000 and $416,000 for the three months ended March 31, 2009 and 2008, respectively. Cash used in investing activities for the three months ended March 31, 2008 also included a $300,000 increase in restricted cash.

Net cash used in financing activities was $139,000 for the three months ended March 31, 2009, and net cash provided by financing activities was $8.2 million for the three months ended March 31, 2008. Net cash used in financing activities for the three months ended March 31, 2009 primarily consisted of principal payments on our long-term debt.  Net cash provided by financing activities for the three months ended March 31, 2008 was primarily due to the utilization of the $9.0 million loan facility extended to us by Lighthouse Capital Partners, net of principal payments on our long-term debt.

As of March 31, 2009, we have loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, General Electric Commercial Finance, or GE, and Oxford Finance Corporation, or Oxford.  The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of March 31, 2009, was $12.2 million. We recorded interest expense related to the Lighthouse loan agreements, including amortization of expense related to the terminal payment and the warrants issued under the agreements, of $460,000 and $456,000 for the three months ended March 31, 2009 and 2008, respectively.  The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of March 31, 2009, was $231,000. We recorded interest expense related to the GE loan agreements of $9,000 and $39,000 for the three months ended March 31, 2009 and 2008, respectively.  The total principal amount borrowed under the Oxford agreement was $1.0 million and the total unpaid principal balance outstanding as of March 31, 2009, was $929,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $31,000 and none for the three months ended March 31, 2009 and 2008, respectively.

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

Contractual Obligations

There were no material changes to our contractual obligations from those disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009, other than scheduled payments made through March 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to our market risk from those disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of March 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and our investors may lose all or part of their investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 27, 2009. In assessing these risks, you should also refer to the other information contained in this quarterly report on Form 10-Q, including our financial statements and related notes.

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

We have a limited operating history and have incurred significant losses since our inception. As of March 31, 2009, we had an accumulated deficit of approximately $163.8 million. We expect our research and development expenses to continue to increase as we continue to expand our development programs subject to adequate funding. Subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, the cost of establishing a 100 person North American specialty sales force will be substantial. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our most advanced product candidate, tecarfarin, entered Phase 2/3 clinical trials in June 2008. Two additional product candidates, budiodarone and ATI-7505, are in Phase 2 clinical trials and a fourth product candidate, ATI-9242, entered into a Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

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

Currently, there is turmoil in the U.S. economy due to a global credit crisis that has resulted in tightening credit markets and rising liquidity concerns across most industries, including the banking and investments sector. While as of the date of this filing, we are not aware of any material losses, or other significant deterioration in the fair value of our cash equivalents or investments in marketable securities since March 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments in marketable securities or our ability to meet our financing objectives to allow us to continue our operations.

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

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. When referring to “our” patents and other intellectual property in this section, we are referring both to patents and other intellectual property that we own or license. We rely on composition of matter patents for the compounds we develop. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

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

Our ability and our potential collaborators’ ability to obtain and enforce patents is highly uncertain because of the complexity of the scientific and legal issues involved and the subjective nature of issues upon which reasonable minds may differ. Legislative, judicial, and administrative bodies, both foreign and domestic, may issue laws, decisions, and regulations, respectively, that (a) detrimentally affect our ability to obtain protection for our technologies, (b) increase our costs of obtaining and maintaining patents, (c) detrimentally affect our ability to enforce our existing patents, (d) narrow the scope of our patent protection, and/or (e) otherwise diminish the value of our intellectual property in any of the following ways: 1) U.S. Federal Courts and foreign judicial authorities may render decisions that alter the application of the patent laws and detrimentally affect our ability to enforce our patents and obtain patent protection for our technologies; 2) the U.S. Patent and Trademark Office, or USPTO, and foreign counterparts may change the nature of how patent applications are examined and issue regulations that detrimentally affect our ability to obtain patent protection for our technologies and/or increase the costs for obtaining and maintaining protection; and/or 3) Congress and other foreign legislative bodies may make changes to their respective patent laws that may make obtaining and enforcing patents more difficult and/or costly, and/or otherwise diminish the value of our intellectual property or narrow the scope of our patent protection.

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

As of March 31, 2009, we held 44 issued or allowed U.S. patents and had 17 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 44 U.S. patents that we hold, 39 patents are compound and composition related, having expiration dates from 2013 to 2025. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and two in foreign jurisdictions. The composition of matter patent for ATI-7505, our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

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

The starting materials for the production of tecarfarin are provided by Synquest Labs, Inc. and Chem Uetikon, GmbH. To date, the active pharmaceutical ingredient for tecarfarin has been produced by ChemShop BV of the Netherlands and Corum Inc. of Taiwan on an ongoing purchase order basis. Should ChemShop BV or Corum Inc. be unable or unwilling to serve as the supplier of tecarfarin, a delay in the development of tecarfarin could occur, impairing our ability to commercialize tecarfarin on our existing timeline. Tecarfarin’s active pharmaceutical ingredient is processed into 1 milligram, 2 milligram, 5 milligram or 10 milligram tablets by QS Pharma of Boothwyn, PA.

The starting materials for the production of budiodarone are provided by the following vendors: SCI Pharmtech, Inc., Lexen Inc., Panchim, Julich GmbH and Weylchem Inc. To date, Ricerca, Biosciences, LLC, ScinoPharm Ltd. and SCI Pharmtech have produced all of budiodarone’s active pharmaceutical ingredient. Historically, we have relied on Ricerca, ScinoPharm and SCI Pharmtech as single-source suppliers for budiodarone’s active pharmaceutical ingredients. In the event that Ricerca, Biosciences, LLC, ScinoPharm Ltd. or SCI Pharmtech are unable or unwilling to serve as the supplier of budiodarone, we might not be able to manufacture budiodarone’s active pharmaceutical ingredient. This could delay the development of, and impair our ability to, commercialize budiodarone. To produce budiodarone drug product, drug substance is processed into 50 milligram or 200 milligram capsule forms by Patheon Inc. of Mississauga, Ontario.

The starting materials for the production of ATI-9242 are provided by the following vendors: Corum Inc., Alfa Aesar, Apollo Scientific Ltd., and SKECHEM. To date, the active pharmaceutical ingredient for ATI-9242 has been produced exclusively by Corum Inc. in Taiwan. In the event that Corum Inc. is unable or unwilling to serve as the supplier of ATI-9242, we would not be able to manufacture ATI-9242’s active pharmaceutical ingredient. This could delay the development of, and impair our ability to, commercialize ATI-9242. To produce ATI-9242 drug product, drug substance is processed into 20 milligram capsule form by Xcelience LLC of Tampa, FL.

The starting materials for the production of ATI-7505 are provided by the following vendors: SCI Pharmtech, Inc., Corum, Inc. and Lexen Inc. To produce ATI-7505 drug products, drug substance is processed into 20 milligram or 40 milligram tablet form by Pharmaceutics International, Inc. of Hunt Valley, MD. In the event that any of these vendors are unable or unwilling to produce sufficient quantities of material for the manufacture of ATI-7505, the development and/or commercialization of ATI-7505 could be delayed or impaired.

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

For instance, our preclinical studies and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. As another example, additional clinical trials of tecarfarin will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that tecarfarin is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In addition, budiodarone’s preclinical studies contain results that are currently being monitored in the clinic. Inhibition of testicular function was observed in one animal species as part of these studies. No such effect has been observed to date in the clinic and monitoring continues. In published studies, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology studies for budiodarone. While we will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our ongoing and planned clinical trials for budiodarone, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell budiodarone. Similarly, in the clinical testing of budiodarone in patients whose condition also required treatment with warfarin, dose adjustments of warfarin were sometimes required. As is common to most clinical trials, the potential for drug-drug interactions will be monitored. In a canine toxicology study of ATI-7505 performed by our former collaboration partner, P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

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

Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe that the safety profile of any products that we may develop will be sufficiently different from the original drugs from which they are modeled to be considered unique and not subject to substitution by a generic of the original drug in the case of budiodarone and tecarfarin, it is possible that a third-party payor may consider our product candidate and the generic original drug as equivalents and only offer to reimburse patients for the generic drug. There are five atypical antipsychotics which currently dominate an estimated $16.0 billion market for such drugs. Most will be generic competitors of ATI-9242 if it ever reaches the marketplace. While we have designed ATI-9242 to have the improved efficacy and safety features over the existing atypical antipsychotics, these desired features may not be proven in clinical testing or payors may be unwilling to pay a higher price for improved features when generic alternatives are available. Even if we show improved safety with our product candidates, pricing of the existing original drug may limit the amount we will be able to charge for each of our product candidates. In the case of ATI-7505, the original molecule, cisapride, was withdrawn from the market and no generic version exists, but there are many competitive products which may limit the amount we can charge for this product candidate. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin owing to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, and that Bristol-Myers Squibb Company in collaboration with Pfizer, Inc., Eli Lilly and Company and Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 2 or Phase 3 testing. We are aware of a direct thrombin inhibitor program at Boehringer-Ingelheim GmbH. The first direct thrombin inhibitor presented to the FDA for approval, ximelagatran, previously marketed as Exanta by AstraZeneca plc, has not been recommended for approval due to idiosyncratic liver toxicity problems. Although we believe tecarfarin’s mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely present major competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Dr. Goddard, our Chairman and Chief Executive Officer, Dr. Milner, our President, Research and Development, Mr. Varian, our Chief Operating Officer and Chief Financial Officer, Dr. Canafax, our Vice President and Chief Development Officer, and Dr. Druzgala, our Senior Vice President and Chief Scientific Officer, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We carry “key person” insurance in the amount of $1.0 million for each of Drs. Milner and Druzgala, but do not carry “key person” insurance covering any other members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

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

•                  increased demands on management’s attention in defending the related litigation;

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

As a public reporting company, we need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We are continuing to upgrade our finance and accounting systems, procedures and controls and may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 first applied to our annual report on Form 10-K for our year ending December 31, 2008, to be followed by a requirement for attestation by our independent auditors as to our compliance as of December 31, 2009. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2009, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price and our ability to raise capital.

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

Based on our outstanding shares as of February 10, 2009 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 67% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of March 31, 2009, we had 27,372,235 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market only in accordance with the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain of our affiliates have rights with respect to registration of a significant number of our shares of common stock under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be sold in the public market, these sales could have an adverse effect on the market price for our common stock and may impair our ability to raise additional capital. In addition, as of March 31, 2009, we have filed two registration statements on Form S-8 under the Securities Act of 1933, as amended, to register up to an aggregate of 3,621,522 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Sale of Registered Securities

On November 7, 2007, our registration statement on Form S-1/A (File No. 333-145813) was declared effective by the Securities and Exchange Commission for our initial public offering. We registered 5,000,000 shares of our common stock for an aggregate offering price of $50.0 million, all of which were sold at $10.00 per share. Of this amount, $3.5 million was paid in underwriters’ discounts and an additional $2.7 million of other expenses were incurred, all of which was incurred during the year ended December 31, 2007. Entities affiliated with MPM Capital and OrbiMed Advisors, LLC, two of our principal stockholders, purchased an aggregate of 600,000 shares of common stock in our initial public offering at the offering price of $10.00 per share. The underwriters of the offering were Morgan Stanley & Co. Incorporated, CIBC World Markets Corp., Jefferies and Company, Inc. and Leerink Swann LLC. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

As of March 31, 2009, we have used approximately $37.6 million of the net proceeds from our initial public offering to fund our (i) external clinical trial activities, including funding manufacturing expenses related to the clinical development of our product candidates; (ii) research and development activities other than external clinical trial expenses; and (iii) general and administrative expenses, working capital needs and other general corporate purposes. We continually assess the specific uses and allocations for these funds. However, we do not expect our existing capital resources and the net proceeds from our initial public offering to be sufficient to enable us to fund the completion of the development of any of our product candidates without a future raise of additional capital. Pending use of the remaining net proceeds of this offering, we have invested the funds in interest bearing, investment grade, short-term securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2009

ARYx Therapeutics, Inc.

By:	/s/ John Varian
John Varian
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

4.1	Reference is made to Exhibit 3.2 and 3.3 above.

4.2(1)	Specimen Common Stock Certificate.

4.3(1)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(1)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(1)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(1)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its security holders.

4.7(1)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

4.8(2)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.

4.9(3)	Registration Rights Agreement by and between the Registrant and the investors identified on the signature pages thereto, dated November 11, 2008.

4.10(3)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.

4.11(4)	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.

10.16*	Non-Employee Director Compensation Arrangements.

10.20(5)*	Compensation Information for Named Executive Officers.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Indicates management contract, compensatory plan or arrangement.

(1)   Previously filed as the like numbered exhibit to registrant’s Registration Statement on Form S-1 (No. 333-145813), initially filed with the Securities and Exchange Commission on August 30, 2007, as amended, and incorporated by reference herein.

(2)   Previously filed as the like-numbered exhibit to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on October 23, 2008 and incorporated herein by reference.

(3)   Previously filed as the like-numbered exhibit to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on November 12, 2008 and incorporated herein by reference.

(4)   Previously filed as the like numbered exhibit to registrant’s Annual Report on Form 10-K (File No. 001-33782), filed with the SEC on March 27, 2009 and incorporate herein by reference.

(5)   Previously filed as the like numbered exhibit to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on February 24, 2009 and incorporated herein by reference.