Form 10-Q
period 2009-06-30
ARYx Therapeutics, Inc.
filed 2009-08-13
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

As of July 31, 2009, the registrant had 27,448,530 shares of common stock outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,933	$35,999
Marketable securities	10,306	8,588
Restricted cash - current	150	150
Prepaid research and development expenses	270	381
Other prepaid, receivable, and current assets	503	732
Total current assets	23,162	45,850
Restricted cash	1,203	1,203
Property and equipment, net	2,726	3,198
Other assets	773	897
Total assets	$27,864	$51,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314	$2,454
Accrued compensation	640	494
Accrued research and development expenses	1,014	3,832
Current portion of notes payable	7,459	3,404
Other accrued liabilities	703	835
Total current liabilities	10,130	11,019
Deferred lease credit	1,247	1,436
Notes payable	7,127	11,278
Commitments and contingencies
Stockholders’ equity:
Common stock	27	27
Additional paid-in capital	182,498	181,285
Accumulated other comprehensive income	7	45
Accumulated deficit	(173,172)	(153,942)
Total stockholders’ equity	9,360	27,415
Total liabilities and stockholders’ equity	$27,864	$51,148

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenue:
Collaboration services	$—	$164	$—	$232
Technology license fees	—	974	—	1,948
Total revenue	—	1,138	—	2,180

Costs and expenses:
Cost of collaboration services	—	164	—	232
Research and development	6,271	10,045	13,060	17,645
Selling, general and administrative	2,622	2,664	5,225	5,596
Total costs and expenses	8,893	12,873	18,285	23,473
Loss from operations	(8,893)	(11,735)	(18,285)	(21,293)

Interest and other income, net	11	308	65	857
Interest expense	(496)	(469)	(996)	(963)
Other-than-temporary loss on investments	(14)	—	(14)	—
Net loss	(9,392)	(11,896)	(19,230)	(21,399)

Basic and diluted net loss per share	$(0.34)	$(0.67)	$(0.70)	$(1.21)
Weighted average shares used to compute basic and diluted net loss per share	27,374	17,641	27,359	17,636

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the six months ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,230)	$(21,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	549	545
Amortization of premium on marketable securities	87	20
Amortization of warrants	109	214
Impairment losses	26	—
Stock-based compensation	1,161	1,137
Change in assets and liabilities:
Prepaid research and development expenses	111	(739)
Other prepaid, receivable, and assets	229	136
Accounts payable and other accrued liabilities	(2,461)	(1,309)
Accrued compensation	146	(325)
Accrued research and development expenses	(2,818)	1,423
Deferred revenue	—	(1,953)
Net cash used in operating activities	(22,091)	(22,250)

Cash flows from investing activities:
Purchases of marketable securities	(9,842)	(13,232)
Proceeds from sales of marketable securities	—	3,475
Proceeds from maturities of marketable securities	8,000	4,390
Increase in restricted cash	—	(300)
Purchases of fixed assets	(89)	(556)
Net cash used in investing activities	(1,931)	(6,223)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	144	44
Offering cost in connection with placement of equity	(92)	—
Proceeds from issuance of notes payable	—	9,000
Principal payments on notes payable	(96)	(1,511)
Net cash (used in) provided by financing activities	(44)	7,533

Net decrease in cash and cash equivalents	(24,066)	(20,940)
Cash and cash equivalents at beginning of period	35,999	55,476
Cash and cash equivalents at end of period	$11,933	$34,536

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In this report, “ARYx,” “we,” “us” and “our” refer to ARYx Therapeutics, Inc. “Common Stock” refers to ARYx’s common stock, par value $0.001 per share.

1.  Organization and Summary of Significant Accounting Policies

The Company

ARYx is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes: an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone, in Phase 2b clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride, in Phase 2b clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and, a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical testing for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiary, ARYx Therapeutics, Ltd. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information on the same basis as the annual financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of the balances and results for the periods presented. Interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

We have evaluated subsequent events for recognition or disclosure through August 13, 2009, the date on which the accompanying unaudited condensed consolidated financial statements being presented were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

Need to Raise Additional Capital

As of June 30, 2009, we had $22.6 million in cash, cash equivalents and marketable securities. While our cash resources as of June 30, 2009 are less than the amount needed for us to maintain our current operations for the next 12 months, we believe that our cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations through the end of the first quarter of 2010. Since our inception, we have incurred significant net operating losses and, as of June 30, 2009, we had an accumulated deficit of $173.2 million. We have generated no revenue from product sales to date. We have funded our operations principally from the sale of our convertible preferred and common stock, through collaboration agreements and debt financing.

Our level of capital resources as of June 30, 2009 could raise doubt about our ability to continue to fund our operations at current levels and meet our obligations as they become due. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital to continue our research and development programs and to bring any potential future products to market. In order to satisfy our projected cash needs for at least the next 12 months, we are considering various options that may be available to us, including entering into collaborative arrangements for one or more of our product candidates, public or private equity financings, debt financing or a combination of the aforementioned. However, there is no assurance that we will be able to raise additional capital on terms acceptable to us or at all. Furthermore, any additional equity financings may be dilutive to our stockholders and debt financing, if available to us on acceptable terms or at all, may involve covenants that place substantial restrictions on our business. If we fail to raise sufficient capital as and when needed, we have developed contingency plans that may require us to delay, reduce the scope of, or eliminate one or more of our research and development programs, partner one or more of our product candidates at an earlier stage of development than we might otherwise choose, or to reduce personnel and related costs and other discretionary expenditures that are within our control. Even assuming we successfully raise additional capital, there can be no assurance that we will achieve positive cash flow in the foreseeable future, or at all.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a business, which contemplates the realization of assets and the settlement of liabilities in the normal course of business for the foreseeable future. Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue to operate as a business, which may be necessary should we reach a point when we are unable to continue with our operations.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, restricted cash, and certain other assets such as our long-term marketable securities holding of a single auction rate instrument, accounts payable, accrued liabilities, and current and non-current notes payable. The fair value of our financial instruments reflects the estimated amounts that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value estimates presented throughout this report reflect the information available to us or estimates we used as of June 30, 2009 and December 31, 2008.

Cash, cash equivalents and restricted cash are stated at cost, which approximates fair value. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable securities are classified as available-for-sale and are carried at their fair value at the balance sheet date (See Note 2—Fair Value Measurement). Our marketable securities portfolio may include U.S. government obligations, government agency securities, corporate bonds, certificates of deposit, commercial paper, and auction rate securities with original maturities beyond three months.

Accounts payable, accrued liabilities and the current portion of notes payable are carried at cost and amortized cost, respectively, that approximate fair value due to their expected short maturities. Based on the borrowing rates available to us for loans with similar terms and average maturities, we employ a discounted cash flow model using our estimate of risk premiums and corresponding yields to maturity to determine the fair value of our non-current portion of notes payable. The fair value was estimated to be $6.0 million and $9.3 million as of June 30, 2009 and December 31, 2008, respectively, assuming transfer in an orderly market transaction. The carrying amount of our non-current portion of notes payable was stated on the face of our consolidated balance sheet at amortized cost for all periods presented.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). The only component of our other comprehensive income (loss) is the unrealized gains and losses on our marketable securities. Comprehensive loss for the three months ended June 30, 2009 and 2008 was $9.4 million and $12.0 million, respectively, and for the six months ended June 30, 2009 and 2008 was $19.3 million and $21.5 million, respectively.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amount)
Numerator:
Net loss	$(9,392)	$(11,896)	$(19,230)	$(21,399)
Denominator:
Weighted average common shares outstanding	27,386	17,668	27,372	17,664
Less: Weighted average unvested restricted common shares	(12)	(27)	(13)	(28)
Weighted average shares used in computing basic and diluted net loss per share	27,374	17,641	27,359	17,636
Basic and diluted net loss per share	$(0.34)	$(0.67)	$(0.70)	$(1.21)

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

We elect to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision, although there have been no such interest or penalties recognized to-date.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard Board, or FASB, issued three final Staff Positions, or FSPs, intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements, or SFAS 157. It reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. The FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of the above FSPs did not have a material impact on either our consolidated financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. SFAS 165 is effective on a prospective basis for interim and annual financial periods ending after June 15, 2009. SFAS 165 provides authoritative guidance largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The modifications to the subsequent events guidance in existing auditing literature are: (i) to name the two types of subsequent events either as recognized subsequent events (currently known as Type I subsequent events) or non-recognized subsequent events (currently known as Type II subsequent events); (ii) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued (for public entities); and (iii) to require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. Accordingly, we have adopted SFAS 165 for the interim period ended June 30, 2009 and evaluated subsequent events for recognition or disclosure through August 13, 2009, the date on which the accompanying unaudited condensed consolidated financial statements being presented were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, or SFAS 168. The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will no longer be authoritative. SFAS 168 will be effective for us for the nine-month period ending September 30, 2009 and the adoption is not expected to have a material effect on either our consolidated financial position or results of operations.

2. Fair Value Measurement

The following tables summarize the fair value of our financial assets as of June 30, 2009 and December 31, 2008 that were recorded at fair value on a recurring basis consistent with the fair value hierarchy.

	June 30, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$11,933	$11,330	$603	$—
Marketable securities	10,306	—	10,306	—
Restricted cash	150	150	—	—
Total fair value of current financial assets	22,389	11,480	10,909	—
Restricted cash—non-current	1,203	1,203	—	—
Auction rate securities:
Balance as of December 31, 2008	367	—	—	367
Other-than-temporary loss on investments	(14)	—	—	(14)
Balance as of June 30, 2009	353	—	—	353
Total fair value of financial assets	$23,945	$12,683	$10,909	$353

	December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$35,999	$33,549	$2,450	$—
Marketable securities	8,588	—	8,588	—
Restricted cash	150	150	—	—
Total fair value of current financial assets	44,737	33,699	11,038	—
Restricted cash—non-current	1,203	1,203	—	—
Auction rate securities	367	—	—	367
Total fair value of financial assets	$46,307	$34,902	$11,038	$367

Our financial assets valued using Level 1 inputs consist primarily of cash, money market funds, and certificate of deposit at a financial institution.  Our financial assets valued using Level 2 inputs consist primarily of U.S. government agencies debt instruments, commercial paper, and corporate debt securities. The fair value of these instruments was determined by our institutional portfolio managers whose valuations were based upon market-corroborated inputs such as broker/dealer quotes, reported trades, bids and offers that we believe are reasonable. The fair value of our remaining auction rate security was measured using Level 3 inputs as determined by a discounted cash flow model that considers expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security and a marketability discount.

As of June 30, 2009, the fair value of our remaining auction rate instrument was $353,000, net of an estimated $147,000 loss representing a 29.4% reduction in the carrying value for this instrument. We revisited our assumptions used in the discounted cash flow model as of June 30, 2009 and recorded an additional $14,000 loss on marketable securities for the three and six months ended June 30, 2009 in our statement of operations. We continue to classify this auction rate instrument as an other non-current asset on the balance sheet as we do not expect that the instrument will likely become liquid in the next 12 months.

Marketable securities held at June 30, 2009 and December 31, 2008 are summarized below:

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Other-than- temporary Impairment	Fair Value
	(in thousands)
Available-for-sale marketable securities:
U.S. government agencies debt	$5,980	$4	$—	$—	$5,984
Commercial paper	1,998	1	—	—	1,999
Corporate debt securities	2,319	4	—	—	2,323
Auction rate securities	353	—	—	—	353
Total marketable securities	$10,650	$9	$—	$—	$10,659
Maturing:
Within 1 year	$8,790				$8,796
Between 1 and 2 years	1,507				1,510
Auction rate securities maturing beyond 1 year	353				353
	$10,650				$10,659

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Other-than-temporary Impairment	Fair Value
	(in thousands)
Available-for-sale marketable securities:
U.S. government agencies debt	$6,010	$31	$—	$—	$6,041
Commercial paper	997	2	—	—	999
Corporate debt securities	1,538	10	—	—	1,548
Auction rate securities	367	—	—	—	367
Total marketable securities	$8,912	$43	$—	$—	$8,955
Maturing:
Within 1 year	$7,007				$7,040
Between 1 and 2 years	1,538				1,548
Auction rate securities maturing beyond 1 year	367				367
	$8,912				$8,955

3.  Revenue Recognition

We generated no revenue for the three and six months ended June 30, 2009. We recognized $1.1 million and $2.2 million for the three and six months ended June 30, 2008, respectively, as license fees revenue and $164,000 and $232,000 for the three and six months ended June 30, 2008, respectively, as collaboration service revenue in connection with our prior collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G. Effective with P&G’s notice of termination on July 2, 2008, we no longer provide any support services to P&G for the development of ATI-7505 and therefore those services are no longer a source of revenue for us. In accounting for our prior collaboration agreement with P&G, we have consistently reported activities between third parties and us on a gross basis and therefore the adoption of EITF Issue No. 07-1, Accounting for Collaborative Arrangements, effective for interim periods ending after March 15, 2009, did not have a material impact on our consolidated financial statements.

4.  Debt Financing

As of June 30, 2009, we have loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, General Electric Commercial Finance, or GE, and Oxford Finance Corporation, or Oxford.  The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of June 30, 2009 was $12.2 million. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $461,000 and $446,000 for the three months ended June 30, 2009 and 2008, respectively, and $921,000 and $902,000 for the six months ended June 30, 2009 and 2008, respectively. The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of June 30, 2009 was $177,000. We recorded interest expense related to the GE loan agreements of $6,000 and $22,000 for the three months ended June 30, 2009 and 2008, respectively, and $15,000 and $61,000 for the six months ended June 30, 2009 and 2008, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of June 30, 2009 was $856,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $29,000 and zero for the three months ended June 30, 2009 and 2008, respectively, and $60,000 and zero for the six months ended June 30, 2009 and 2008, respectively.

5.  Warrants

We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of June 30, 2009, the following warrants to purchase our common stock were issued and outstanding:

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

The fair value of our capitalized warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Lighthouse—Warrant 1	$13	$23	$27	$47
Lighthouse—Warrant 2	13	16	26	167
Lighthouse—Warrant 3	27	—	54	—
Oxford	1	—	2	—
Total warrant amortization expense	$54	$39	$109	$214

6.  Stock-Based Compensation

The components of our stock-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Research and development:
Officer compensation	$76	$84	$144	$160
Employee and consultant compensation	163	161	314	332
Selling, general and administrative:
Director and officer compensation	355	279	626	555
Employee and consultant compensation	39	48	77	90
Total stock-based compensation expense	$633	$572	$1,161	$1,137

We issued an aggregate 36,144 shares of our common stock upon the exercise of stock options and 24,128 shares of our common stock upon the conclusion of the initial offering period under our 2007 Employee Stock Purchase Plan during the six months ended June 30, 2009.

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

Overview

ARYx Therapeutics, Inc., or ARYx, is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes: an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone, in Phase 2b clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride, in Phase 2b clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and, a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical testing for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we develop our own product candidates, potentially acquire or in-license additional products or product candidates, conduct clinical trials, manufacture materials for use in non-clinical studies and clinical trials, expand our research and development activities, seek regulatory approvals and engage in commercialization preparation activities. It is very expensive to gain approval of and launch a pharmaceutical product. Many expenses are incurred before revenue is received. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We are engineering potentially safer oral product candidates that retain the efficacy of commercially successful drugs for well-established chronic markets. We have established proof of concept with our three leading product candidates, budiodarone, tecarfarin, and ATI-7505. The following is a summary of our product candidates that are currently in clinical development:

Budiodarone

Budiodarone is an oral antiarrhythmic agent in Phase 2 clinical development for the treatment of patients with atrial fibrillation. Budiodarone was designed to have the efficacy of amiodarone, a drug that has been used for many years, despite its adverse side effects, because physicians consider it to be the most effective drug for treating patients with atrial fibrillation. Amiodarone accumulates in many different organs and can only be metabolized by CYP450, potentially leading to serious side effects that are not immediately reversible upon withdrawal of the drug. Since budiodarone is predominantly metabolized through the esterase pathway, it should avoid accumulation in organs and have fewer drug-drug interactions. We have completed a Phase 2 pilot study (CLN-208) with budiodarone involving six atrial fibrillation patients with implanted recordable pacemakers who did not respond to previous drug therapy. This pilot study suggested that the effect of budiodarone improved as the dose increased. Based upon the results of this pilot study, we conducted an additional Phase 2b clinical trial to further demonstrate the efficacy of budiodarone in patients with atrial fibrillation. The clinical trial, which enrolled 72 patients, was a multi-centered, randomized, double blind, placebo-controlled study of the efficacy and safety of budiodarone in patients with paroxysmal atrial fibrillation, or PAF. All patients entering this study had previously implanted permanent pacemakers with appropriate diagnostic and recording capabilities. In December 2008, we announced successful top-line efficacy results from this Phase 2b clinical trial. By achieving statistical significance at the two highest doses of the three tested, the results essentially mirrored the findings of the earlier Phase 2 pilot study also conducted in paroxysmal atrial fibrillation patients. The Phase 2b study also demonstrated that patients in the study quickly returned to their pre-treatment level of atrial fibrillation once the treatment ended. We have also announced the complete safety results from this Phase 2b clinical trial which indicate that budiodarone is generally safe and well-tolerated, and appears to avoid the tissue accumulation evident with amiodarone. We are actively seeking a large pharmaceutical company partner for the full development and eventual commercialization of budiodarone, in the event we obtain requisite regulatory approval.

Tecarfarin

Tecarfarin is an oral anticoagulant in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. Tecarfarin was designed to have the same therapeutic benefits as the drug warfarin which for over 50 years has been the oral anticoagulant of choice. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed tecarfarin to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. These two factors can create significant challenges in maintaining therapeutic levels of warfarin and this can put patients at risk for either life-threatening clotting or bleeding, especially in patients with compromised CYP clearance. In preclinical testing and in clinical testing to date, it appears that tecarfarin may be inherently more stable than warfarin due to its predictable metabolism through the esterase pathway that has a much larger capacity than CYP450. The rate of anticoagulation for both warfarin and tecarfarin is measured by the standard assay known as International Normalized Ratio, or INR.

We have treated over 400 patients with tecarfarin measuring the drug’s ability to maintain those patients within the target therapeutic range of INR of 2 to 3 (2.5 to 3.5 for heart valve patients). Two of the clinical trials performed were Phase 2 studies (CLN-504 and CLN-509) and the third was the recently completed Phase 2/3 trial, EmbraceAC (CLN-505). The tecarfarin efficacy results in each were nearly identical, appearing to demonstrate tecarfarin’s ability to maintain patients’ INR within the target therapeutic range during a consistent percentage of the time treated: 71.5% (CLN-504); 73.9% (CLN-509); and 74% (EmbraceAC). Statistical significance was achieved in CLN-504 when comparing the tecarfarin response to the same patients’ historical experience with warfarin: 71.5% time within therapeutic range versus 59.3% time within therapeutic range, respectively (p= 0.0009). However, statistical significance was not achieved at the primary endpoint in the 607-patient EmbraceAC clinical trial, directly measuring the ability of tecarfarin to maintain patients within the target therapeutic range of INR as compared to warfarin patients. The endpoint was missed due to the virtually unprecedented time within therapeutic range in the warfarin-treated patients of 73.2% (p=0.506). We believe the warfarin outcome resulted from the intense monitoring and dose control provided by the study’s central dosing methodology, executed in accord with our agreement on the study design with the U.S. Food and Drug Administration, or FDA. A second Phase 3 study must be conducted, again directly comparing tecarfarin to warfarin but in a “real-world” setting in which all monitoring and dosing decisions will be made at the study sites. This will be similar to how tecarfarin was dosed in CLN-504 and how warfarin is typically dosed and titrated in clinical practice. Similar studies conducted in the past with warfarin have typically shown a time in therapeutic range of 56% to 66%, considerably less than was seen in the EmbraceAC study which was highly controlled. Subsequent additional analyses of the data generated in the EmbraceAC trial, looking at specific subpopulations in the study, support our belief that a real-world study would demonstrate the importance of warfarin’s dependence on CYP450 metabolism versus tecarfarin’s avoidance of that metabolic pathway in maintaining patients within the target therapeutic range of INR. In previous discussions, the FDA indicated that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for tecarfarin’s clinical development. Using INR maintenance as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for tecarfarin compared to clinical trials measuring survival rates or other outcomes. Based upon our earlier discussions with the FDA, we believe the completed EmbraceAC clinical trial may qualify as a registration study. We are continuing to actively seek a pharmaceutical company partner for the full development and eventual commercialization of tecarfarin, in the event we obtain requisite regulatory approval. This potential partner will be responsible for conducting the required second Phase 3 study.

ATI-7505

ATI-7505 is an oral prokinetic drug that speeds up the motion of contents through the gut, which has successfully completed a series of Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson as Propulsid in the United States. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of the drug rose significantly when CYP450 clearance was inhibited because of the presence of other drugs cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as the off-target cardiovascular effects. More than 900 subjects have been treated with ATI-7505 as part of our clinical trial program, which includes four Phase 2 trials to date. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize ATI-7505. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement effective July 2, 2008. P&G subsequently announced that it is exiting pharmaceutical drug development. Upon termination of the collaboration agreement by P&G, all rights to ATI-7505 reverted to ARYx. Also on July 2, 2008, we announced the overall successful results of a Thorough QT study, or TQT study, on ATI-7505, which we believe supports the agent’s favorable cardiac safety profile. In March 2009, we received written confirmation from the FDA that based on the FDA’s review of results from our TQT study of ATI-7505, the FDA concurs with our interpretation of the results that the findings were negative, meaning ATI-7505 does not significantly increase the QT interval at the proposed therapeutic or supratherapeutic doses. Since the QT interval is an important measure of cardiac safety, this result supports our belief that ATI-7505 does not lead to cardiac liabilities. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of ATI-7505 in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between ARYx and P&G, the study was terminated early after only 214 patients had been enrolled. In spite of the early termination of the study, ATI-7505 achieved statistical significance at the study’s primary endpoint in the 80 milligram twice daily dose. In addition, all doses tested demonstrated a clinically meaningful and desired increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment. We are now actively seeking a new pharmaceutical company partner to complete the development and eventually commercialize ATI-7505, in the event we obtain requisite regulatory approval.

ATI-9242

ATI-9242 is a novel antipsychotic agent in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. ATI-9242’s receptor profile is targeted at the treatment of both the positive and the negative symptoms of schizophrenia as well as the improvement of cognitive function. To date, preclinical work has supported this profile. ATI-9242 is designed to avoid certain drug-drug interactions by avoiding CYP450 enzymes for metabolism and reduce certain metabolic problems associated with this class of therapy, including weight gain and type 2 diabetes. The Phase 1 single-dose clinical trial, testing the safety and tolerability of ATI-9242, is underway and is expected to be completed as financial resources allow.

Research and Development Expense

Our research and development, or R&D, expense consists of expenses incurred in identifying, testing and developing our product candidates. These expenses consist primarily of fees paid to contract research organizations and other third parties to assist us in managing, monitoring and analyzing our clinical trials, clinical trial costs paid to sites and investigators’ fees, costs of non-clinical studies including toxicity studies in animals, costs of contract manufacturing services, costs of materials used in clinical trials and non-clinical studies, laboratory related expenses, R&D support costs including certain regulatory, quality assurance, project management and administration, allocated expenses such as facilities and information technology that are used to support our research and development activities and related personnel expenses, including stock-based compensation. R&D costs are expensed as incurred.

Clinical trial costs are a significant component of our R&D expense. Currently, we conduct our clinical trials primarily through coordination with contract research organizations and other third-party service providers. We recognize research and development expense for these activities based upon a variety of factors, including actual and estimated patient enrollment, clinical site initiation activities, direct pass-through costs and other activity-based factors.

The following table summarizes our R&D expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Direct R&D expense by product candidate:
Budiodarone	$69	$1,389	$707	$3,338
Tecarfarin	2,665	4,494	5,491	6,081
ATI-7505	64	546	116	1,092
ATI-9242	51	57	(56)	133
Other research programs	56	394	100	648
Total direct R&D expense	2,905	6,880	6,358	11,292
R&D personnel, administrative and other expense	3,366	3,178	6,702	6,392
Less: R&D portion of the cost of collaboration service revenue	—	(13)	—	(39)
Total R&D expense	6,271	$10,045	$13,060	$17,645

From our inception through June 30, 2009, we estimate that approximately $25.0 million was incurred for our budiodarone product candidate, approximately $38.3 million of expense was incurred for our tecarfarin product candidate, approximately $22.6 million was incurred for our ATI-7505 product candidate, approximately $5.0 million was incurred for our ATI-9242 product candidate, and approximately $64.7 million was incurred for costs related to our R&D personnel, administrative and other research programs.

The expenditures summarized in the above table reflect costs directly attributable to each product candidate and to our other research programs. We do not allocate salaries, employee benefits, or other indirect costs to our product candidates or other research programs and have included those expenses in “R&D personnel, administrative and other expense” in the above table. The portion of our R&D expense that is identified as cost of collaboration service revenue is included within a separate category of expense in our condensed consolidated financial statements and is subtracted from total expenses in the above table to derive total research and development expense as reported in our condensed consolidated financial statements.

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

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2008, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies and significant estimates during the three and six months ended June 30, 2009.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Collaboration service revenue	$—	$164	$(164)	(100)%	$—	$232	$(232)	(100)%
Technology license fees	—	974	(974)	(100)%	—	1,948	(1,948)	(100)%
Total revenue	$—	$1,138	$(1,138)	(100)%	$—	$2,180	$(2,180)	(100)%

We generated no revenue for the three and six months ended June 30, 2009. Revenue for the three months ended June 30, 2009, as compared to the same period in 2008, decreased by $1.1 million. Revenue for the six months ended June 30, 2009, as compared to the same period in 2008, decreased by $2.2 million.  Our only source of revenue in 2008 was in connection with our prior collaboration agreement with P&G for the licensing of our ATI-7505 product candidate and for providing pharmaceutical development and other services to P&G. The decrease in revenue was due to the termination of the collaboration agreement with P&G in July 2008.

Cost of Collaboration Service Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Cost of collaboration service revenue	$—	$164	$(164)	(100)%	$—	$232	$(232)	(100)%

We incurred costs for certain services provided in connection with our prior collaboration agreement with P&G, including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 product candidate. We did not generate any collaboration service revenue nor associated cost for the three and six months ended June 30, 2009. The $164,000 and $232,000 decreases in cost of revenue for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, were the result of the termination of the collaboration agreement with P&G in July 2008.

Research and Development Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Research and development expense	$6,271	$10,045	$(3,774)	(38)%	$13,060	$17,645	$(4,585)	(26)%

For the three months ended June 30, 2009, as compared to the same period in 2008, our research and development expense decreased by $3.8 million, or 38%. The decrease was primarily due to:

•                  a $1.3 million reduction in expenditures as a result of the substantive completion of our budiodarone Phase 2b clinical study in December 2008;

•                  a $1.2 million reduction in drug manufacturing cost and a $450,000 reduction in non-clinical studies expenditures associated with our tecarfarin development program;

•                  a $500,000 reduction in expenditures related to the substantial completion of a ATI-9242 Phase 1 clinical study;

•                  a $300,000 reduction in expenditures related to our other research programs.

For the six months ended June 30, 2009, as compared to the same period in 2008, our research and development expense decreased by $4.6 million, or 26%. The decrease was primarily due to:

•                  a $2.6 million reduction in expenditures as a result of the substantive completion of our budiodarone Phase 2b clinical study in December 2008;

•                  a $2.2 million reduction in drug manufacturing and non-clinical studies expenditures associated with our tecarfarin development program;

•              a $1.1 million reduction in clinical trial expenditures as a result of the completion of a pilot clinical study on tecarfarin, partially offset by a $2.6 million increase in clinical trial expenditures related to the double-blinded, placebo-controlled tecarfarin Phase 2/3 clinical trial; and

•                  a $1.2 million reduction in expenditures related to the completion of five cohorts of patient studies in a ATI-9242 Phase 1 clinical study.

Selling, General and Administrative Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Selling, general and administrative expense	$2,622	$2,664	$(42)	(2)%	$5,225	$5,596	$(371)	(7)%

The lower selling, general and administrative expense for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to a reduction in legal expenses in connection with the initiation of our Phase 2/3 clinical trial on tecarfarin, lower international patent filing costs, and a restructuring of executive bonuses to a contingent milestone basis.

Interest and Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Interest and other income, net	$11	$308	$(297)	(96)%	$65	$857	$(792)	(92)%

Interest and other income, net of other expenses, consist primarily of interest income from our investments in marketable securities reduced by certain expenses such as state franchise tax. Lower interest income for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to lower prevailing short-term interest rates and a lower cash balance in our investment portfolio.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Interest expense	$496	$469	$27	6%	$996	$963	$33	4%

The increase in interest expense for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to additional equipment financing provided to us by Oxford Finance Corporation in December 2008.

Other-Than-Temporary Impairment Loss

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Other-than-temporary impairment loss	$14	$—	$14	N/A	$14	$—	$14	N/A

For the three and six months ended June 30, 2009, we recorded an additional $14,000 impairment loss due to an estimated decline in fair value of our remaining auction rate security that we determined to be other than temporary. As of June 30, 2009, the carrying value of this instrument was $353,000.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash (used in) provided by:
Operating activities	$(22,091)	$(22,250)
Investing activities	(1,931)	(6,223)
Financing activities	(44)	7,533
Total cash (used) provided	$(24,066)	$(20,940)

As of June 30, 2009, we had $22.6 million in cash, cash equivalents and marketable securities. While our cash resources as of June 30, 2009 are less than the amount needed for us to maintain our current operations for the next 12 months, we believe that our cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations through the end of the first quarter of 2010. Since our inception, we have incurred significant net operating losses and, as of June 30, 2009, we had an accumulated deficit of $173.2 million. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital to continue our R&D programs and to bring any potential future products to market. In order to satisfy our projected cash needs for at least the next 12 months, we are considering various options that may be available to us, including entering into collaborative arrangements for one or more of our product candidates, public or private equity financings, debt financing or a combination of the aforementioned. However, there is no assurance that we will be able to raise additional capital on terms acceptable to us or at all. Furthermore, any additional equity financings may be dilutive to stockholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. If we fail to raise sufficient capital as and when needed, we have developed contingency plans that may require us to delay, reduce the scope of, or eliminate one or more of our R&D programs, partner one or more of our product candidates at an earlier stage of development than we might otherwise choose, or to reduce personnel and related costs and other discretionary expenditures that are within our control.

Due to adverse developments in global financial markets, we have experienced reduced liquidity with respect to our investment in a single auction rate instrument. If the need arose to liquidate this security before maturity, we may experience realized losses upon liquidation. Due to the short duration of all instruments held within our investment portfolio with the exception of one auction rate instrument, we believe that we have the ability to hold all but one of these securities to maturity when they are expected to be redeemed at par value.

Net cash used in operating activities was $22.1 million and $22.3 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in each of these periods was primarily used towards the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities.

Cash used in investing activities primarily consists of purchases, sales and maturities of marketable securities, as well as changes in restricted cash balances and purchases of property and equipment. Cash used in investing activities during the six months ended June 30, 2009 decreased, as compared to the same period in 2008, primarily due to lower net purchases of marketable securities. Net purchases of marketable securities were $1.8 million for the six months ended June 30, 2009, compared to $5.4 million for the same period in 2008. Purchases of property and equipment were $89,000 for the six months ended June 30, 2009, compared to $556,000 for the same period in 2008. Cash used in investing activities for the six months ended June 30, 2008 also included a $300,000 increase in restricted cash.

Net cash used in financing activities was $44,000 for the six months ended June 30, 2009, and net cash provided by financing activities was $7.5 million for the six months ended June 30, 2008. Net cash used in financing activities for the six months ended June 30, 2009 primarily consisted of principal payments on our long-term debt offset by proceeds from employee purchases of our common stock pursuant to an offering under our 2007 Employee Stock Purchase Plan.  Net cash provided by financing activities for the six months ended June 30, 2008 was primarily due to the utilization of the $9.0 million loan facility extended to us by Lighthouse Capital Partners, net of $1.5 million principal payments on our long-term debt.

As of June 30, 2009, we have loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, General Electric Commercial Finance, or GE, and Oxford Finance Corporation, or Oxford.  The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of June 30, 2009 was $12.2 million. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $461,000 and $446,000 for the three months ended June 30, 2009 and 2008, respectively, and $921,000 and $902,000 for the six months ended June 30, 2009 and 2008, respectively. The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of June 30, 2009 was $177,000. We recorded interest expense related to the GE loan agreements of $6,000 and $22,000 for the three months ended June 30, 2009 and 2008, respectively, and $15,000 and $61,000 for the six months ended June 30, 2009 and 2008, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of June 30, 2009 was $856,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $29,000 and zero for the three months ended June 30, 2009 and 2008, respectively, and $60,000 and zero for the six months ended June 30, 2009 and 2008, respectively.

Our future funding requirements will depend upon many factors, including:

•                  the terms and timing of any collaborative, licensing and other arrangements that we may establish, if any;

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

In order to provide for our long-term objective of product commercialization and continued investment in our R&D pipeline, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our R&D programs. We may seek to raise any necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to the holders of our common stock and could contain covenants that restrict our operations. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves for a higher profit margin. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or commercialization of our products. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations

There were no material changes to our contractual obligations from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 27, 2009, other than scheduled payments made through June 30, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to our market risk from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 27, 2009.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to limit or cease our operations and related product development programs.*

As of June 30, 2009, we had $22.6 million in cash, cash equivalents and marketable securities on hand, which is less than the amount needed for us to maintain our current operations for the next 12 months. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to fund our operations, including research and development expenses and costs associated with the conduct of clinical trials for our product candidates. It is our intention to enter into collaboration arrangements to commercialize our product candidates. Within those arrangements, we may retain the commercial right to co-promote our products to selected physicians through a specialty sales force. However, should the collaboration arrangements fail to provide sufficient revenue to fund our operations adequately, we will need to raise additional capital to fund our operations and complete development of our product candidates. If any of our product candidates receive regulatory approval for commercial sale, we may need to raise additional capital to fund our portion of the commercialization efforts. Our future funding requirements will depend on many factors, including:

•                  the terms and timing of any collaborative, licensing and other arrangements that we may establish, if any;

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

•                  reduce our headcount and capital or operating expenditures;

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

We have a limited operating history and have incurred significant losses since our inception. As of June 30, 2009, we had an accumulated deficit of approximately $173.2 million. We expect our research and development expenses to continue to be a significant portion of our operating costs that may increase as we continue to expand our development programs subject to adequate funding. Subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, the cost of establishing a small North American specialty sales force will be substantial. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expense or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financings, debt financings and a single corporate partnership with P&G that was terminated in July 2008. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed, if sales revenue from any FDA-approved product candidate is insufficient or if we fail to enter into partnering arrangements for our product candidates on terms favorable to us, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Currently, there remains much caution in the U.S. economy due to a global credit crisis that has resulted in tightening credit markets and rising liquidity concerns across most industries, including the banking and investments sector. While as of the date of this filing we are not aware of any material losses, or other significant deterioration in the fair value of our cash equivalents or investments in marketable securities since June 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments in marketable securities or our ability to meet our financing objectives to allow us to continue our operations.

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

We have three product candidates in late stage clinical development, with tecarfarin in Phase 2/3 , and budiodarone and ATI-7505 in Phase 2b. A fourth product candidate, ATI-9242, entered into a Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

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

Collaborative arrangements do not currently exist for any of our product candidates. If we do not establish collaborations for each of our budiodarone, tecarfarin, ATI-7505 and ATI-9242 product candidates or future product candidates, we may have to alter our development and commercialization plans.

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including budiodarone, tecarfarin, ATI-7505 and ATI-9242. We intend to seek partners because the commercialization of each of our first four product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have the capabilities to perform Phase 3 clinical trials. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Each of the opportunities upon which we have chosen to focus is based upon our belief that our RetroMetabolic Drug Design technology can be used to create a new product based upon an existing product which is efficacious in treating a specific condition, but which has a known safety problem. Each of our four lead product candidates is modeled on drugs which have significant safety problems. Budiodarone is modeled on amiodarone which is used, but not approved, for atrial fibrillation in spite of known safety problems due to its accumulation in the body and interaction with other drugs. Both amiodarone and budiodarone contain iodine which can accumulate in the thyroid and must be monitored for safety purposes. In addition, budiodarone is partially metabolized by CYP450 and, at certain levels has caused drug-drug interactions with warfarin, which increased INR and could increase the risk of hemorrhage complications. Tecarfarin is modeled on warfarin which is known to have safety risks because of its potential for bleeding and for interactions with numerous other drugs as listed on the package insert for the product. ATI-7505 is modeled on cisapride which was withdrawn from the market due to fatal cardiac problems. ATI-9242 is modeled to retain certain of the positive features of the class of atypical antipsychotic drugs while lessening certain of the safety issues that vary but exist within the class. The receptor profile which yields the positive and avoids the negative features of this class of drugs is a matter of great debate. While we have designed ATI-9242 to have an appropriate balance across a very complex set of receptors, we may have targeted an inappropriate profile or the profile attained may result in an unanticipated lack of efficacy or safety problems. Although we have designed our drugs to largely address each of the original drugs’ key safety problems, we will need to continue to demonstrate this through continued clinical testing. It is possible that the FDA may impose additional requirements on the development or approval of our products because of its concern about the original drug’s safety problems. These potential additional barriers could delay, increase the cost of, or prevent the commercialization of our product candidates.

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

We do not have the ability to independently conduct clinical trials for our product candidates, and thus for each of our product candidates we must rely on third parties such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. To date, we have utilized numerous vendors to provide clinical trial management, data collection and analysis and laboratory and safety analysis services in the conduct of our clinical trials. In addition, to date we have conducted our clinical trials at numerous sites in North America and Europe. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised owing to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

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

Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. Defending against such challenges could be costly, and the outcome is inherently uncertain and may result in the loss of some or all of our rights. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

Similarly, we may choose to challenge the patents and other rights alleged or asserted by third parties. Such challenges, whether judicial or administrative in nature, could be costly and the outcome uncertain. A negative outcome could detrimentally affect our ability to do business.

In addition, we may enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, or should the licensors fail to maintain their licensed interest in the licensed patents, we could lose the rights to those technologies and patents.

As of June 30, 2009, we held 45 issued or allowed U.S. patents and had 17 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 45 U.S. patents that we hold, 40 patents are compound and composition related, having expiration dates from 2013 to 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. The composition of matter patent for ATI-7505, our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and two in foreign jurisdictions. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

While budiodarone, tecarfarin and ATI-7505 are all covered in the United States by issued composition of matter patents, additional patent applications would be required to extend patent protection beyond 2020, 2025 and 2025, respectively (assuming the validity and enforceability of the current composition of matter patents). We cannot guarantee that any patents will be issued from our pending or future patent applications, and any patents that issue from such pending or future patent applications would be subject to the same risks described herein for currently issued patents.

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

For instance, our preclinical studies and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. For example, budiodarone’s preclinical studies contain results that are currently being monitored in the clinic. Inhibition of testicular function was observed in one animal species as part of these studies. No such effect has been observed to date in the clinic and monitoring continues. In published studies, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology studies for budiodarone. While we will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our clinical trials for budiodarone, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell budiodarone. Similarly, in the clinical testing of budiodarone in patients whose condition also required treatment with warfarin, dose adjustments of warfarin were sometimes required. As is common to most clinical trials, the potential for drug-drug interactions will be monitored. As another example, due to the result of our Phase 2/3 clinical trial of tecarfarin, additional clinical trials of tecarfarin will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that tecarfarin is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In a canine toxicology study of ATI-7505 performed by our former collaboration partner, P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

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

An important element of our strategy is to continue to identify existing molecules which have demonstrated efficacy, but have safety problems that are amenable to our RetroMetabolic Drug Design technology. Other than budiodarone, tecarfarin, ATI-7505 and ATI-9242, all of our programs are in the preclinical or discovery stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide, marketed by 3M Company, and propafenone, marketed by Reliant Pharmaceuticals, Inc., do not have equivalent efficacy to amiodarone, but will continue to compete in the atrial fibrillation marketplace. Merck and Cardiome Pharma Corp. are in Phase 2b testing with an oral product, vernakalant (oral), for the treatment of atrial fibrillation, including as a follow-on therapy to vernakalant (IV), an intravenous formulation, for which a New Drug Application has been submitted to the FDA. Sanofi-aventis has obtained FDA approval to market in the United States their oral product, dronedarone (Multaq®), for the treatment of atrial fibrillation. Their Phase 3 clinical trial data demonstrated improved outcomes of reduction in the risk of cardiovascular related hospitalizations for patients suffering from atrial fibrillation. While we believe a similar endpoint will be required for budiodarone approval, the FDA may require additional outcome studies for the approval of other treatments for atrial fibrillation, including budiodarone. Should this be required, the Phase 3 clinical trials necessary for budiodarone may be more expensive and time consuming than we currently anticipate. However, based upon a recent meeting of the FDA advisory panel considering the regulatory approval of dronedarone, it appears that long-term survival studies will not be required. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

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

•                  announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

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

•                  announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

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

If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.*

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million. As of June 30, 2009, our stockholders’ equity was $9.4 million.  As a result, we do not meet The NASDAQ Global Market’s stockholders’ equity listing requirement as of June 30, 2009.  In the event we receive sufficient additional capital in the near term from a potential collaboration arrangement involving any of our lead product candidates or through an equity financing, our stockholders’ equity could be in excess of $10 million, which may forestall our delisting from The NASDAQ Global Market.

If we fail to comply with the listing standards of The NASDAQ Global Market, we may consider transferring to The NASDAQ Capital Market, provided we met the transfer criteria, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to The NASDAQ Capital Market could adversely affect the liquidity of our common stock.  If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our common stock;

•                  a reduced amount of news and analyst coverage for us;

•                  a decreased ability to issue additional securities or obtain additional financing in the future;

•                  reduced liquidity for our stockholders;

•                  potential loss of confidence by collaboration partners and employees; and

•                  loss of institutional investor interest and fewer business development opportunities.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Based on our outstanding shares as of June 30, 2009 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 55% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of June 30, 2009, we had 27,339,149 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market either in accordance with an effective resale registration statement with the Securities and Exchange Commission or pursuant to the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain of our affiliates have rights with respect to registration of a significant number of our shares of common stock under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be sold in the public market, these sales could have an adverse effect on the market price for our common stock and may impair our ability to raise additional capital. In addition, as of June 30, 2009, we have filed three registration statements on Form S-8 under the Securities Act of 1933, as amended, to register up to an aggregate of 5,005,132 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

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

As of June 30, 2009, all $43.8 million of the net proceeds from our initial public offering have been used to fund our (i) external clinical trial activities, including funding manufacturing expenses related to the clinical development of our product candidates; (ii) R&D activities other than external clinical trial expenses; and (iii) general and administrative expenses, working capital needs and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2009, our Annual Meeting of Stockholders was held at our corporate offices in Fremont, California. Of the 27,372,235 shares of our common stock entitled to vote at the meeting, 22,141,974 shares were represented at the meeting in person or by proxy, constituting a quorum. At this meeting, our stockholders voted on the following two proposals:

(i)         Proposal to elect three directors to hold office as Class II directors until our 2012 Annual Meeting of Stockholders:

Name	Shares Voted For	Votes Withheld
Lars G. Ekman, M.D., Ph.D.	21,922,889	219,085
Keith R. Leonard	20,831,697	1,310,277
Paul J. Sekhri	20,829,524	1,312,450

Our Class III directors, David Beier, Paul Goddard, Ph.D., and Herm Rosenman, will each continue to serve on our Board of Directors until our 2010 Annual Meeting of Stockholders and until their respective successor is elected and qualified or such director’s earlier death, resignation or removal. Our Class I directors, Peter G. Milner, M.D. and Nicholas Simon, will each continue to serve on our Board of Directors until our 2011 Annual Meeting of Stockholders and until their respective successor is elected and qualified or such director’s earlier death, resignation or removal.

(ii)      Proposal to ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009:

For	Votes Against	Abstain
21,927,643	210,918	3,413

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

Dated: August 13, 2009

ARYx Therapeutics, Inc.

By:	/s/ John Varian
John Varian
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

4.1	Reference is made to Exhibit 3.2 and 3.3 above.

4.2(1)	Specimen Common Stock Certificate.

4.3(1)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(1)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(1)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(1)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its security holders.

4.7(1)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

4.8(2)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.

4.9(3)	Registration Rights Agreement by and between the Registrant and the investors identified on the signature pages thereto, dated November 11, 2008.

4.10(3)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.

4.11(4)	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.

10.16(5)*	Non-Employee Director Compensation Arrangements.

10.31(6)*	ARYx Therapeutics, Inc. Executive Severance Benefit Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)   Previously filed as the like numbered exhibit to registrant’s Quarterly Report on Form 10-Q (File No. 001-33782), filed with the SEC on May 14, 2009 and incorporate herein by reference.

(6)          Previously filed as the like numbered exhibit to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on May 27, 2009 and incorporated herein by reference.