Form 10-Q
period 2009-09-30
ARYx Therapeutics, Inc.
filed 2009-11-13
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to .

Commission file number 001-33782

ARYx THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0456039
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of October 31, 2009, the registrant had 27,587,765 shares of common stock outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,845	$35,999
Marketable securities	7,342	8,588
Restricted cash - current	150	150
Prepaid research and development expenses	195	381
Other prepaid, receivable, and current assets	569	732
Total current assets	15,101	45,850
Restricted cash	1,003	1,203
Property and equipment, net	2,465	3,198
Other assets	718	897
Total assets	$19,287	$51,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,095	$2,454
Accrued compensation	601	494
Accrued research and development expenses	486	3,832
Current portion of notes payable	6,792	3,404
Other accrued liabilities	978	835
Total current liabilities	9,952	11,019
Deferred lease credit	1,150	1,436
Notes payable	6,369	11,278
Commitments and contingencies
Stockholders’ equity:
Common stock	27	27
Additional paid-in capital	183,109	181,285
Accumulated other comprehensive income	2	45
Accumulated deficit	(181,322)	(153,942)
Total stockholders’ equity	1,816	27,415
Total liabilities and stockholders’ equity	$19,287	$51,148

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenue:
Collaboration services	$—	$—	$—	$232
Technology license fees	—	17,544	—	19,492
Total revenue	—	17,544	—	19,724

Costs and expenses:
Cost of collaboration services	—	—	—	232
Research and development	4,994	11,716	18,054	29,207
Selling, general and administrative	2,638	2,415	7,863	8,166
Total costs and expenses	7,632	14,131	25,917	37,605
Loss from operations	(7,632)	3,413	(25,917)	(17,881)

Interest and other income, net	1	292	66	1,149
Interest expense	(519)	(474)	(1,515)	(1,437)
Other-than-temporary loss on investments	—	—	(14)	—
Net (loss) income	(8,150)	3,231	(27,380)	(18,169)

Net (loss) income per share
Basic	$(0.30)	$0.18	$(1.00)	$(1.03)
Diluted	$(0.30)	$0.17	$(1.00)	$(1.03)

Weighted average shares used in computing:
Basic net (loss) income per share	27,443	17,663	27,387	17,645
Diluted net (loss) income per share	27,443	18,628	27,387	17,645

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(27,380)	$(18,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	819	821
Amortization of premium on marketable securities	157	45
Amortization of warrants	164	254
Impairment losses	26	—
Stock-based compensation	1,724	1,693
Change in assets and liabilities:
Prepaid research and development expenses	186	(153)
Other prepaid, receivable, and assets	163	263
Accounts payable and other accrued liabilities	(1,502)	(538)
Accrued compensation	107	(212)
Accrued research and development expenses	(3,346)	919
Deferred revenue	—	(19,497)
Net cash used in operating activities	(28,882)	(34,574)

Cash flows from investing activities:
Purchases of marketable securities	(11,162)	(15,716)
Proceeds from sales of marketable securities	—	3,500
Proceeds from maturities of marketable securities	12,208	6,240
Change in restricted cash	200	(300)
Purchases of fixed assets	(97)	(614)
Net cash provided by (used in) investing activities	1,149	(6,890)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	192	57
Offering cost in connection with placement of equity	(92)	—
Proceeds from issuance of notes payable	—	9,000
Principal payments on notes payable	(1,521)	(2,258)
Net cash (used in) provided by financing activities	(1,421)	6,799

Net decrease in cash and cash equivalents	(29,154)	(34,665)
Cash and cash equivalents at beginning of period	35,999	55,476
Cash and cash equivalents at end of period	$6,845	$20,811

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

We have evaluated subsequent events for recognition or disclosure through November 13, 2009, the date on which the accompanying unaudited condensed consolidated financial statements being presented were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

Need to Raise Additional Capital

As of September 30, 2009, we had $14.2 million in cash, cash equivalents and marketable securities excluding our auction rate security holding. While our cash resources as of September 30, 2009 are less than the amount needed for us to maintain our current operations for the next 12 months, we believe that our cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations through the end of the first quarter of 2010. On October 6, 2009, we entered into a committed equity line financing facility under which we have an option to sell up to $35 million of our common stock, subject to certain limitations, over a 24-month period. (See Note 7 — Subsequent Events for further discussion.) Since our inception, we have incurred significant net operating losses and, as of September 30, 2009, we had an accumulated deficit of $181.3 million. We have generated no revenue from product sales to date. We have funded our operations principally from the sale of our convertible preferred and common stock, through collaboration agreements and debt financing.

Our level of capital resources as of September 30, 2009 could raise doubt about our ability to continue to fund our operations at current levels and meet our obligations as they become due. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital to continue our research and development programs and to bring any potential future products to market. In order to satisfy our projected cash needs for at least the next 12 months, we are considering various options that may be available to us, including entering into collaborative arrangements for one or more of our product candidates, public or private equity financings, debt financing or a combination of the aforementioned. However, there is no assurance that we will be able to raise additional capital on terms acceptable to us or at all. Furthermore, any additional equity financings may be dilutive to our stockholders, and debt financing, if available to us on acceptable terms or at all, may involve covenants that place substantial restrictions on our business. If we fail to raise sufficient capital as and when needed, we have developed contingency plans that may require us to delay, reduce the scope of, or eliminate one or more of our research and development programs, partner one or more of our product candidates at an earlier stage of development than we might otherwise choose, or to reduce personnel and related costs and other discretionary expenditures that are within our control. On October 29, 2009, we announced a restructuring of our operations which included a reduction in personnel from 73 employees to 56 employees. (See Note 7 — Subsequent Events for further discussion.) Even assuming we successfully raise additional capital, there can be no assurance that we will achieve positive cash flow in the foreseeable future, or at all.

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

Reclassification

Certain reclassifications of prior year amounts have been made to conform to current year presentation. The reclassifications do not impact previously reported assets and liabilities or the results of operations.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, restricted cash, and certain other assets such as our long-term marketable securities holding of a single auction rate instrument, accounts payable, accrued liabilities, and current and non-current notes payable. The fair value of our financial instruments reflects the estimated amounts that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value estimates presented throughout this report reflect the information available to us or estimates we used as of September 30, 2009 and December 31, 2008.

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

Accounts payable, accrued liabilities and the current portion of notes payable are carried at cost and amortized cost, respectively, that approximate fair value due to their expected short maturities. Based on the borrowing rates available to us for loans with similar terms and average maturities, we employ a discounted cash flow model using our estimate of risk premiums and corresponding yields to maturity to determine the fair value of our non-current portion of notes payable. The fair value was estimated to be $5.6 million and $9.3 million as of September 30, 2009 and December 31, 2008, respectively, assuming transfer in an orderly market transaction. The carrying amount of our non-current portion of notes payable was stated on the face of our consolidated balance sheet at amortized cost for all periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of our other comprehensive income (loss) is the unrealized gains and losses on our marketable securities. Comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was $(8.1) million and $3.2 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $(27.4) million and $(18.3) million, respectively.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amount)
Basic Net Income (Loss) Per Share:
Numerator:
Net (loss) income	$(8,150)	$3,231	$(27,380)	$(18,169)
Denominator:
Weighted average common shares outstanding	27,453	17,684	27,399	17,670
Less: Weighted average unvested restricted common shares	(10)	(21)	(12)	(25)
Weighted average shares used in computing basic net (loss) income per share	27,443	17,663	27,387	17,645
Basic net (loss) income per share	$(0.30)	$0.18	$(1.00)	$(1.03)
Diluted Net Income (Loss) Per Share:
Numerator:
Net (loss) income	$(8,150)	$3,231	$(27,380)	$(18,169)
Denominator:
Weighted average shares used in computing basic net (loss) income per share	27,443	17,663	27,387	17,645
Plus: Incremental dilutive options and awards shares *	—	965	—	—
Weighted average shares used in computing diluted net (loss) income per share	27,443	18,628	27,387	17,645
Diluted net (loss) income per share	$(0.30)	$0.17	$(1.00)	$(1.03)

*                 Outstanding warrants and stock options are excluded from the diluted net income per share computation because the exercise price of the warrants and options exceeds the average market price of our common stock for the period.

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

Recent Accounting Updates

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, or ASC. The ASC becomes the source of authoritative U.S. GAAP recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On its effective date, the ASC supersedes all existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC is no longer authoritative. The ASC is effective for us for the nine-month period ended September 30, 2009 and the adoption had no effect on either our consolidated financial position or results of operations.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. Topic 855 is effective on a prospective basis for interim and annual financial periods ending after June 15, 2009. Topic 855 provides authoritative guidance largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The modifications to the subsequent events guidance in existing auditing literature are: (i) to name the two types of subsequent events either as recognized subsequent events (currently known as Type I subsequent events) or non-recognized subsequent events (currently known as Type II subsequent events); (ii) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued (for public entities); and (iii) to require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. We have adopted Topic 855 and evaluated subsequent events for recognition or disclosure through November 13, 2009, the date on which the accompanying unaudited condensed consolidated financial statements being presented were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

In April 2009, the FASB amended certain contents of three topics in the ASC to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. ASU 820-15-35-51, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in Topic 820, Fair Value Measurements and Disclosures. It reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under market conditions prevalent at the time of valuation. ASU 825-10-50-10, Interim Disclosures About Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this update, fair values for these assets and liabilities were only disclosed once a year. The update now requires these disclosures on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. ASU 320-10-35-33 through 320-10-35-35, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to bring greater consistency to the timing of impairment recognition, and provides greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. This update also requires increased and more timely disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. These three updates are effective for interim and annual periods ending after June 15, 2009. The adoption of these updates did not have an impact on either our consolidated financial position or results of operations.

2. Fair Value Measurement

The following tables summarize the fair value of our financial assets as of September 30, 2009 and December 31, 2008 that were recorded at fair value on a recurring basis consistent with the fair value hierarchy.

	September 30, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$6,845	$6,845	$—	$—
Marketable securities	7,342	—	7,342	—
Restricted cash	150	150	—	—
Total fair value of current financial assets	14,337	6,995	7,342	—
Restricted cash—non-current	1,003	1,003	—	—
Auction rate securities:
Balance as of December 31, 2008	367	—	—	367
Other-than-temporary loss on investments	(14)	—	—	(14)
Balance as of September 30, 2009	353	—	—	353
Total fair value of financial assets	$15,693	$7,998	$7,342	$353

	December 31, 2008
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$35,999	$33,549	$2,450	$—
Marketable securities	8,588	—	8,588	—
Restricted cash	150	150	—	—
Total fair value of current financial assets	44,737	33,699	11,038	—
Restricted cash—non-current	1,203	1,203	—	—
Auction rate securities	367	—	—	367
Total fair value of financial assets	$46,307	$34,902	$11,038	$367

Our financial assets valued using Level 1 inputs consist primarily of cash, money market funds, and certificates of deposit at a financial institution. Our financial assets valued using Level 2 inputs consist primarily of U.S. government agencies debt instruments, commercial paper, and corporate debt securities. The fair value of these instruments was determined by our institutional portfolio managers whose valuations were based upon market-corroborated inputs such as broker/dealer quotes, reported trades, bids and offers that we believe are reasonable. The fair value of our remaining auction rate security was measured using Level 3 inputs as determined by a discounted cash flow model that considers expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security and a marketability discount.

As of September 30, 2009, the fair value of our remaining auction rate instrument was $353,000, net of an estimated $147,000 loss representing a 29.4% reduction in the carrying value for this instrument. We revisited our assumptions used in the discounted cash flow model as of September 30, 2009 and recorded zero and a $14,000 loss on marketable securities for the three and nine months ended September 30, 2009 in our statement of operations. We continue to classify this auction rate instrument as an other non-current asset on the balance sheet as we do not expect that the instrument will likely become liquid in the next 12 months.

Marketable securities held at September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Other-than- temporary Impairment	Fair Value
	(in thousands)
Available-for-sale marketable securities:
U.S. government agencies debt	$5,536	$2	—	—	$5,538
Commercial paper	1,000	—	—	—	1,000
Corporate debt securities	804	—	—	—	804
Auction rate securities	353	—	—	—	353
Total marketable securities	$7,693	$2	$—	$—	$7,695
Maturing:
Within 1 year	$7,340				$7,342
Between 1 and 2 years	—				—
Auction rate securities maturing beyond 1 year	353				353
	$7,693				$7,695

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Unrealized Other-than- temporary Impairment	Fair Value
	(in thousands)
Available-for-sale marketable securities:
U.S. government agencies debt	$6,010	$31	$—	$—	$6,041
Commercial paper	997	2	—	—	999
Corporate debt securities	1,538	10	—	—	1,548
Auction rate securities	367	—	—	—	367
Total marketable securities	$8,912	$43	$—	$—	$8,955
Maturing:
Within 1 year	$7,007				$7,040
Between 1 and 2 years	1,538				1,548
Auction rate securities maturing beyond 1 year	367				367
	$8,912				$8,955

3.  Revenue Recognition

We generated no revenue for the three and nine months ended September 30, 2009. We recognized $17.5 million and $19.5 million for the three and nine months ended September 30, 2008, respectively, as license fees revenue, and zero and $232,000 for the three and nine months ended September 30, 2008, respectively, as collaboration service revenue in connection with our prior collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G. Effective with P&G’s notice of termination on July 2, 2008, we no longer provide any support services to P&G for the development of ATI-7505 and therefore those services are no longer a source of revenue for us. In accounting for our prior collaboration agreement with P&G, we have consistently reported activities between third parties and us on a gross basis and therefore the adoption of ASC 808-10, Collaborative Arrangements, effective for interim periods ending after March 15, 2009, did not have an impact on our consolidated financial statements.

4.  Debt Financing

As of September 30, 2009, we have loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, General Electric Commercial Finance, or GE, and Oxford Finance Corporation, or Oxford. The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of September 30, 2009 was $10.8 million. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $488,000 and $456,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of September 30, 2009 was $122,000. We recorded interest expense related to the GE loan agreements of $5,000 and $18,000 for the three months ended September 30, 2009 and 2008, respectively, and $20,000 and $79,000 for the nine months ended September 30, 2009 and 2008, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of September 30, 2009 was $781,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $27,000 and zero for the three months ended September 30, 2009 and 2008, respectively, and $87,000 and zero for the nine months ended September 30, 2009 and 2008, respectively.

5.  Warrants

We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of September 30, 2009, the following warrants to purchase our common stock were issued and outstanding:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price (per share)	Expire Date
ATEL	12/23/2002	Leasing arrangement	Common Stock	5,611	$8.91	11/13/2012
Lighthouse(1)	3/28/2005	Debt financing	Common Stock	100,704	$9.93	(1)
Lighthouse(2)	10/19/2007	Debt financing	Common Stock	83,332	$10.80	(2)
Lighthouse(3)	10/17/2008	Debt restructure	Common Stock	158,770	$3.975	(3)
Various investors(4)	(4)	Private placement of equity	Common Stock	2,769,864	$2.64	11/14/2013
Oxford(5)	12/31/2008	Equipment financing	Common Stock	8,547	$2.34	12/31/2013
				3,126,828

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

(4)           Warrants to purchase 2,446,928 shares of our common stock were issued on November 14, 2008 and warrants to purchase 447,936 shares of our common stock were issued on November 24, 2008, of which warrants to purchase 322,936 shares of our common stock are currently outstanding; the warrants are exercisable, in whole or in part, at anytime at the option of the holder for a term of five years from November 14, 2008.

(5)           Exercisable, in whole or in part, at anytime at the option of the holder for a term of five years from the date of issuance or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant if the fair market value of one share of our common stock is greater than the exercise price of the warrant on such date.

Warrants to purchase our common stock may be exercised using the net exercise method. Under this method, the number of shares issued upon exercise is reduced by an amount equal to the product of the number of shares subject to the exercise and the exercise price per share, divided by the fair market value of our common stock, as defined, on the date of the exercise. The number of shares issued upon exercise of the warrants, and the exercise price per share, are adjustable in the event of stock splits, dividends and similar fundamental changes to our capitalization. During the three and nine months ended September 30, 2009, certain investors exercised their warrants on a net exercise basis which resulted in the issuance of 49,381 shares of our common stock. No warrants were exercised during the three and nine months ended September 30, 2008.

In June 2008, the FASB updated the ASC Topic 815 on Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  The update provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock.  It requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and thus exempt from the application of derivative accounting. Although this update is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this update did not have an impact on our consolidated financial position or results of operations.

The fair value of our capitalized warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lighthouse—Warrant 1	$13	$23	$40	$70
Lighthouse—Warrant 2	13	16	39	184
Lighthouse—Warrant 3	27	—	81	—
Oxford	1	—	4	—
Total warrant amortization expense	$54	$39	$164	$254

6.  Stock-Based Compensation

The components of our stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Research and development:
Officer compensation	$71	$80	$215	$240
Employee and consultant compensation	147	169	461	501
Selling, general and administrative:
Director and officer compensation	303	264	929	819
Employee and consultant compensation	42	43	119	133
Total stock-based compensation expense	$563	$556	$1,724	$1,693

We issued an aggregate 59,069 shares of our common stock upon the exercise of stock options and 24,128 shares of our common stock upon the conclusion of the initial offering period under our 2007 Employee Stock Purchase Plan during the nine months ended September 30, 2009.

7.  Subsequent Events

On October 6, 2009, we entered into a committed equity line financing facility under which we may sell up to $35 million of our common stock to Commerce Court Small Cap Value Fund, Ltd., or Commerce Court, over a 24-month period subject to a maximum of 5,380,090 shares of our common stock, which is equal to one share less than 20% of our outstanding shares of common stock on the closing date of the financing arrangement, less the number of shares of common stock we issued to Commerce Court on the closing date in payment of our commitment fee.  The agreement also provides that in no event shall Commerce Court be obligated to purchase shares of our common stock which would result in the aggregate beneficial ownership by Commerce Court of more than 9.9% of the then issued and outstanding shares of our common stock.  Additionally, Commerce Court is not obligated to purchase shares at a price below $1.50 per share.  The agreement contains customary representations, warranties, covenants, closing conditions and termination provisions by, among and for the benefit of the parties.

Over the term of the agreement, and in our sole discretion, we may present Commerce Court with draw down notices requiring Commerce Court to purchase either a specified dollar amount of shares of our common stock based on the price per share over 10 consecutive trading days (the “Draw Down Period”), subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down or a percentage of the daily trading volume of our common stock during the Draw Down Period. We may present Commerce Court with up to 24 draw down notices during the term of the agreement, with only one draw down notice allowed per Draw Down Period and a required minimum of five trading days elapsed between each Draw Down Period.

Once presented with a draw down notice, Commerce Court is required to purchase a pro rata portion of the shares on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price determined by us for such draw down. The per share purchase price for the shares will be equal to the daily volume weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 4.2% to 7.0%, based on a minimum price we specify. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a Draw Down Period, Commerce Court will not be required to purchase any share of common stock on that day.

We issued 114,200 shares of our common stock to Commerce Court upon the execution of the securities purchase agreement. In addition, we paid $50,000 of attorneys’ fees and expenses (exclusive of disbursements and out-of-pocket expenses) incurred by Commerce Court in connection with this transaction. We have also agreed to pay other reasonable fees and expenses incurred by Commerce Court related to the ongoing administration of the equity line facility on a quarterly basis. Further, if we issue a draw down notice and fail to deliver the shares to Commerce Court on the applicable settlement date, and such failure continues for 10 trading days, we have agreed to pay Commerce Court, in addition to all other remedies available to Commerce Court under the securities purchase agreement, an amount in cash equal to 2.0% of the purchase price of such shares for each 30-day period during which the shares are not delivered, plus accrued interest.

In connection with the equity line financing agreement, we entered into a registration rights agreement with Commerce Court pursuant to which we agreed to use our best efforts to prepare and file with the SEC one or more registration statements with the initial registration statement to be filed within 60 days of the closing date of the agreement. We also agreed to use our best efforts to cause the initial registration statement and any additional registration statements to be declared effective by the SEC within a specified period of time.  If we fail to meet the filing or effectiveness deadlines, or if we fail to keep any registration statements continuously effective, we may be obligated to pay to Commerce Court cash damages plus accrued interest.

On October 29, 2009, we announced a restructuring of our operations which included a reduction in personnel from 73 employees to 56 employees. We expect to incur a charge of less than $500,000 related to the restructuring during the fourth quarter of 2009. The staff reduction affected all functions within the company and was accompanied by changes within the organizational structure to improve the efficiency of our operations.

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

Tecarfarin

Tecarfarin is an oral anticoagulant agent in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. Tecarfarin was designed to have the same therapeutic benefits as the drug warfarin which for over 50 years has been the oral anticoagulant of choice. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed tecarfarin to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. These two factors can create significant challenges in maintaining therapeutic levels of warfarin and this can put patients at risk for either life-threatening clotting or bleeding, especially in patients with compromised CYP clearance. In preclinical testing and in clinical testing to date, it appears that tecarfarin may be inherently more stable than warfarin due to its predictable metabolism through the esterase pathway that has a much larger capacity than CYP450. The rate of anticoagulation for both warfarin and tecarfarin is measured by the standard assay known as International Normalized Ratio, or INR.

We have treated over 400 patients with tecarfarin measuring the drug’s ability to maintain those patients within the target therapeutic range of INR of 2 to 3 (2.5 to 3.5 for heart valve patients). Two of the clinical trials performed were Phase 2 studies (CLN-504 and CLN-509) and the third was the recently completed Phase 2/3 trial, EmbraceAC (CLN-505). The tecarfarin efficacy results in each were nearly identical, appearing to demonstrate tecarfarin’s ability to maintain patients’ INR within the target therapeutic range during a consistent percentage of the time treated: 71.5% (CLN-504); 73.9% (CLN-509); and 74% (EmbraceAC). Statistical significance was achieved in CLN-504 when comparing the tecarfarin response to the same patients’ historical experience with warfarin: 71.5% time within therapeutic range versus 59.3% time within therapeutic range, respectively (p= 0.0009). However, statistical significance was not achieved at the primary endpoint in the 607-patient EmbraceAC clinical trial, directly measuring the ability of tecarfarin to maintain patients within the target therapeutic range of INR as compared to warfarin patients. The endpoint was missed due to the virtually unprecedented time within therapeutic range in the warfarin-treated patients of 73.2% (p=0.506). We believe the warfarin outcome resulted from the intense monitoring and dose control provided by the study’s central dosing methodology, executed in accord with our agreement on the study design with the U.S. Food and Drug Administration, or FDA. We believe a second Phase 3 study must be conducted to seek regulatory approval, again directly comparing tecarfarin to warfarin but in a “real-world” setting in which all monitoring and dosing decisions will be made at the study sites. This will be similar to how tecarfarin was dosed in CLN-504 and how warfarin is typically dosed and titrated in clinical practice. Similar studies conducted in the past with warfarin have typically shown a time in therapeutic range of 56% to 66%, considerably less than was seen in the EmbraceAC study which was highly controlled. Subsequent additional analyses of the data generated in the EmbraceAC trial, looking at specific subpopulations in the study, support our belief that a real-world study would demonstrate the importance of warfarin’s dependence on CYP450 metabolism versus tecarfarin’s avoidance of that metabolic pathway in maintaining patients within the target therapeutic range of INR. Our belief that tecarfarin would continue to maintain patients’ INR within the previously demonstrated target therapeutic range when tested in a real-world study is further supported by the results to date of the safety extension phase of EmbraceAC. In this phase, 95 patients treated with tecarfarin remained on the drug for an additional period of up to one year of total treatment. To date, these tecarfarin treated patients are in therapeutic INR range 79% of the time treated. During this safety extension phase, monitoring and dose adjustments have occurred on an average of every three weeks, similar to monitoring in a real-world study. In previous discussions, the FDA indicated that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for tecarfarin’s clinical development. Using INR maintenance as a surrogate and primary endpoint should reduce both the size of and time to complete our planned clinical trials for tecarfarin compared to clinical trials measuring survival rates or other outcomes. Based upon our earlier discussions with the FDA, we believe the completed EmbraceAC clinical trial may qualify as a registration study. We are seeking FDA guidance on the continued development of tecarfarin and we expect to receive FDA feedback within the fourth quarter of 2009. We are also continuing to actively seek a pharmaceutical company partner for the full development and eventual commercialization of tecarfarin, in the event we obtain requisite regulatory approval. This potential partner will be responsible for conducting the required second Phase 3 study.

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

The following table summarizes our R&D expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Direct R&D expense by product candidate:
Budiodarone	$141	$1,592	$847	$4,930
Tecarfarin	1,607	6,573	7,098	12,654
ATI-7505	19	93	135	226
ATI-9242	82	80	26	1,172
Other research programs	78	148	178	796
Total direct R&D expense	1,927	8,486	8,284	19,778
R&D personnel, administrative and other expense	3,067	3,230	9,770	9,468
Less: R&D portion of the cost of collaboration service revenue	—	—	—	(39)
Total R&D expense	$4,994	$11,716	$18,054	$29,207

From our inception through September 30, 2009, we estimate that approximately $25.1 million was incurred for our budiodarone product candidate, approximately $39.9 million of expense was incurred for our tecarfarin product candidate, approximately $22.6 million was incurred for our ATI-7505 product candidate, approximately $5.1 million was incurred for our ATI-9242 product candidate, and approximately $67.9 million was incurred for costs related to our R&D personnel, administrative and other research programs.

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

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2008, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies and significant estimates during the three and nine months ended September 30, 2009.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Collaboration service revenue	$—	$—	$—	—	$—	$232	$(232)	(100)%
Technology license fees	—	17,544	(17,544)	(100)%	—	19,492	(19,492)	(100)%
Total revenue	$—	$17,544	$(17,544)	(100)%	$—	$19,724	$(19,724)	(100)%

We generated no revenue for the three and nine months ended September 30, 2009. Our only source of revenue in 2008 was in connection with our prior collaboration agreement with P&G for the licensing of our ATI-7505 product candidate and for providing pharmaceutical development and other services to P&G. The decreases in revenue for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, were due to the termination of the collaboration agreement with P&G in July 2008.

Cost of Collaboration Service Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Cost of collaboration service revenue	$—	$—	$—	—	$—	$232	$(232)	(100)%

We incurred costs for certain services provided in connection with our prior collaboration agreement with P&G, including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 product candidate. We did not generate any collaboration service revenue nor associated cost for the three and nine months ended September 30, 2009, nor for the three months ended September 30, 2008. The $232,000 decrease in cost of revenue for the nine months ended September 30, 2009, as compared to the same period in 2008, was the result of the termination of the collaboration agreement with P&G in July 2008.

Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Research and development expense	$4,994	$11,716	$(6,722)	(57)%	$18,054	$29,207	$(11,153)	(38)%

For the three months ended September 30, 2009, as compared to the same period in 2008, our research and development expense decreased by $6.7 million, or 57%. The decrease was primarily due to:

•                  a $1.5 million reduction in expenditures as a result of the substantial completion of our budiodarone Phase 2b clinical study in December 2008;

•                  a $3.6 million reduction in clinical expenditures as a result of the substantial completion of our Phase 2/3 EmbraceAC study of tecarfarin and a $300,000 reduction in clinical expenditures as a result of the completion of a pilot clinical study of tecarfarin;

•                  a $1.1 million reduction in drug manufacturing costs and non-clinical studies associated with our tecarfarin product candidate; and

•                  a $200,000 reduction in expenditures related to our other research and development programs.

For the nine months ended September 30, 2009, as compared to the same period in 2008, our research and development expense decreased by $11.2 million, or 38%. The decrease was primarily due to:

•                  a $2.7 million reduction in clinical expenditures and a $400,000 reduction in drug manufacturing costs due to the substantial completion of our budiodarone Phase 2b clinical study in December 2008, in addition to a $900,000 reduction in non-clinical studies expenditures on our budiodarone product candidate;

•                  a $2.4 million reduction in drug manufacturing costs and a $900,000 reduction in non-clinical studies expenditures associated with our tecarfarin product candidate;

•                  a $1.4 million reduction in clinical expenditures as a result of the completion of a pilot clinical study of tecarfarin and a $900,000 reduction in clinical expenditures related to the substantial completion of our tecarfarin Phase 2/3 EmbraceAC study;

•                  a $1.2 million reduction in expenditures related to the completion of five cohorts of a Phase 1 clinical study related to our ATI-9242 product candidate; and

•                  a $400,000 reduction in expenditures related to our other research programs.

Selling, General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Selling, general and administrative expense	$2,638	$2,415	$223	9%	$7,863	$8,166	$(303)	(4)%

The higher selling, general and administrative expense for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to Sarbanes-Oxley Section 404 compliance costs and patent maintenance costs. The lower selling, general and administrative expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a reduction in legal expenses in connection with the initiation of our Phase 2/3 clinical trial on tecarfarin, partially offset by increases in consulting costs.

Interest and Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Interest and other income, net	$1	$292	$(291)	(100)%	$66	$1,149	$(1,083)	(94)%

Interest and other income, net of other expenses, consist primarily of interest income from our investments in marketable securities reduced by certain expenses such as state franchise and local business taxes. Lower interest income for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to lower prevailing short-term interest rates and a lower cash balance in our investment portfolio.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Interest expense	$519	$474	$46	10%	$1,515	$1,437	$78	5%

The increase in interest expense for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to additional equipment financing provided to us by Oxford Finance Corporation in December 2008.

Other-Than-Temporary Impairment Loss

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except %)
Other-than-temporary impairment loss	$—	$—	$—	—	$14	$—	$14	N/A

There was no impairment loss related to our auction rate security holding for the three months ended September 30, 2009. For the nine months ended September 30, 2009, we recorded a $14,000 impairment loss due to an estimated decline in the fair value of our remaining auction rate security that we determined to be other than temporary. As of September 30, 2009, the carrying value of this instrument was $353,000.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash (used in) provided by:
Operating activities	$(28,882)	$(34,574)
Investing activities	1,149	(6,890)
Financing activities	(1,421)	6,799
Total cash (used) provided	$(29,154)	$(34,665)

As of September 30, 2009, we had $14.2 million in cash, cash equivalents and marketable securities excluding our auction rate security holding. While our cash resources as of September 30, 2009 are less than the amount needed for us to maintain our current operations for the next 12 months, we believe that our cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations through the end of the first quarter of 2010. Subsequent to the end of our third quarter, on October 6, 2009, we entered into a committed equity line financing facility under which we have an option to sell up to $35 million of our common stock, subject to certain limitations, over a 24-month period. Since our inception, we have incurred significant net operating losses and, as of September 30, 2009, we had an accumulated deficit of $181.3 million. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital to continue our R&D programs and to bring any potential future products to market. In order to satisfy our projected cash needs for at least the next 12 months, we are considering various options that may be available to us, including entering into collaborative arrangements for one or more of our product candidates, public or private equity financings, debt financing or a combination of the aforementioned. However, there is no assurance that we will be able to raise additional capital on terms acceptable to us or at all. Furthermore, any additional equity financings may be dilutive to stockholders and debt financing, if available, may involve covenants that place substantial restrictions on our business. If we fail to raise sufficient capital as and when needed, we have developed contingency plans that may require us to delay, reduce the scope of, or eliminate one or more of our R&D programs, partner one or more of our product candidates at an earlier stage of development than we might otherwise choose, or to reduce personnel and related costs and other discretionary expenditures that are within our control.

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

Net cash used in operating activities was $28.9 million and $34.6 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in each of these periods was primarily used towards the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities.

Cash provided by or used in investing activities primarily consists of purchases, sales and maturities of marketable securities, as well as changes in restricted cash balances and purchases of property and equipment. Net cash provided by sales and maturities of marketable securities was $1.1 million during the nine months ended September 30, 2009, as compared to $6.9 million net cash used to invest in marketable securities for the same period in 2008. Purchases of property and equipment were $97,000 for the nine months ended September 30, 2009, compared to $614,000 for the same period in 2008. Cash provided by investing activities for the nine months ended September 30, 2009 included a $200,000 release in restricted cash, as compared to a $300,000 increase in restricted cash for the same period in 2008.

Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2009, and net cash provided by financing activities was $6.8 million for the nine months ended September 30, 2008. Net cash used in financing activities for the nine months ended September 30, 2009 primarily consisted of principal payments on our long-term debt.  Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily due to the utilization of the $9.0 million loan facility extended to us by Lighthouse Capital Partners, net of $1.5 million principal payments on our long-term debt.

As of September 30, 2009, we have loan commitments outstanding with Lighthouse, GE, and Oxford. The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of September 30, 2009 was $10.8 million. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $488,000 and $456,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of September 30, 2009 was $122,000. We recorded interest expense related to the GE loan agreements of $5,000 and $18,000 for the three months ended September 30, 2009 and 2008, respectively, and $20,000 and $79,000 for the nine months ended September 30, 2009 and 2008, respectively. The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of September 30, 2009 was $781,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $27,000 and zero for the three months ended September 30, 2009 and 2008, respectively, and $87,000 and zero for the nine months ended September 30, 2009 and 2008, respectively.

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

Contractual Obligations

There were no material changes to our contractual obligations from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 27, 2009, other than scheduled payments made through September 30, 2009.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to limit or cease our operations and related product development programs.*

As of September 30, 2009, we had $14.2 million in cash, cash equivalents and marketable securities on hand excluding our auction rate security holding, which is less than the amount needed for us to maintain our current operations for the next 12 months. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to fund our operations, including research and development expenses and costs associated with the conduct of clinical trials for our product candidates. It is our intention to enter into collaboration arrangements to commercialize our product candidates. Within those arrangements, we may retain the commercial right to co-promote our products to selected physicians through a specialty sales force. However, should the collaboration arrangements fail to provide sufficient revenue to fund our operations adequately, we will need to raise additional capital to fund our operations and complete development of our product candidates. If any of our product candidates receive regulatory approval for commercial sale, we may need to raise additional capital to fund our portion of the commercialization efforts. Our future funding requirements will depend on many factors, including:

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

•                  further reduce our headcount and capital or operating expenditures;

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

We have a limited operating history and have incurred significant losses since our inception. As of September 30, 2009, we had an accumulated deficit of approximately $181.3 million. We expect our research and development expenses to continue to be a significant portion of our operating costs that may increase as we continue to expand our development programs subject to adequate funding. Subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the potential establishment of a North American specialty sales force and increased manufacturing expenses. Although it is not expected to occur in the next several years, the cost of establishing a small North American specialty sales force will be substantial. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Currently, there remains much caution in the U.S. economy due to a global credit crisis that has resulted in tightening credit markets and rising liquidity concerns across most industries, including the banking and investments sector. While as of the date of this filing we are not aware of any material losses, or other significant deterioration in the fair value of our cash equivalents or investments in marketable securities since September 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or investments in marketable securities or our ability to meet our financing objectives to allow us to continue our operations.

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

We have three product candidates in late stage clinical development, with tecarfarin in Phase 2/3, and budiodarone and ATI-7505 in Phase 2b. A fourth product candidate, ATI-9242, entered into a Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

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

As of September 30, 2009, we held 45 issued or allowed U.S. patents and had 17 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 45 U.S. patents that we hold, 40 patents are compound and composition related, having expiration dates from 2013 to 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. The composition of matter patent for ATI-7505, our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and two in foreign jurisdictions. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

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

Even when our product candidates do not cause any adverse effects, clinical studies of efficacy may show that our product candidates do not have significant effects on target symptoms or may be inconclusive. For example, in the EmbraceAC study, tecarfarin demonstrated efficacy essentially the same as in earlier Phase 2 studies but did not achieve the primary endpoint of superiority over warfarin, as measured by time in therapeutic range. ATI-7505 was tested in two Phase 2 clinical trials in which the primary endpoints were not met in comparison to placebo. Although these studies did support ATI-7505’s efficacy against certain symptoms as secondary endpoints, if future studies show that ATI-7505 is not sufficiently efficacious to justify its use as a therapy, our business and prospects may be materially adversely affected. In addition, we may need to reformulate the ATI-9242 drug product should we find in our on-going Phase 1 testing that adequate blood levels are not achieved with our current formulation.

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

We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation in the United States. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Other generically available treatments for atrial fibrillation, such as sotalol, flecainide, and propafenone, do not have equivalent efficacy to amiodarone, but will continue to compete in the atrial fibrillation marketplace. Merck and Cardiome Pharma Corp. are believed to be in Phase 2b testing with an oral product, vernakalant (oral), for the treatment of atrial fibrillation, as a follow-on therapy to vernakalant (IV), an intravenous formulation, for which a New Drug Application has been submitted to the FDA. Sanofi-aventis has obtained FDA approval to market in the United States their oral product, dronedarone (Multaq®), for the treatment of atrial fibrillation. Their Phase 3 clinical trial data demonstrated improved outcomes of reduction in the risk of cardiovascular related hospitalization or death for patients suffering from atrial fibrillation. We believe a similar endpoint may be required for budiodarone approval. However, based upon a recent meeting of the FDA advisory panel considering the regulatory approval of dronedarone, it appears that a superior mortality endpoint will not be required for budiodarone.

Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin owing to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs are for non-monitored therapies falling into either the factor Xa or 2A direct thrombin inhibitor categories. We are aware of the following companies or collaborations each having a factor Xa inhibitor in development or in review with the FDA for approval: Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, Bristol-Myers Squibb Company in collaboration with Pfizer, Inc. has a factor Xa in development, and Portola Pharmaceuticals, Inc in collaboration with Merck Inc. has a factor Xa program in development. We are aware of a direct thrombin inhibitor program, dabigatran at Boehringer-Ingelheim GmbH, which recently presented results showing enhanced efficacy and or safety as compared to warfarin. Although we believe tecarfarin’s mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and 2a direct thrombin inhibitor programs will likely be significant competitive factors in this market. In addition, there may be other compounds of which we are not aware at earlier stages of development that may compete with tecarfarin.

ATI-7505 has potential use in at least five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. ATI-7505 has demonstrated efficacy in a Phase 2 clinical trial for chronic idiopathic constipation. Products which affect the gastrointestinal system’s motility could be useful in the treatment of each of these disorders including the approved products metaclopromide or erythromycin, but have limitations due to safety and or tachyphylaxis. Other prokinetics in development which may also compete with ATI-7505, include, TD-5108, which is being developed by Theravance and prucalopride which is being developed by Movetis, Inc. In constipation, substantial competition exists with approved products prescription Amitiza and over-the-counter Miralax.  A product in development for chronic idiopathic constipation or IBS with constipation or I BS-c is linaclotide being developed by Ironwood in collaboration with Forest Pharmaceuticals Inc. While linaclotide has a different pharmacological mechanism of action than ATI-7505, Ironwood recently announced positive results from two Phase 3 clinical trials testing linaclotide in patients with chronic constipation. Tranzyme has an IV and oral grehlin agonist, TZD-101 and TZD 102 in Phase 2 development and has obtained FDA fastrack designation for gastroparesis.

Competition for ATI-9242 will likely come from the five largest selling atypical antipsychotics: Risperdal by Janssen Pharmaceutica, Seroquel by AstraZeneca Pharmaceuticals LP, Zyprexa by Eli Lilly and Company, Abilify by BristolMyers Squibb/Otsuka America Pharmaceutical, Inc. and Geodon by Pfizer Inc., which contributed to aggregate sales of $15.7 billion in 2007. It is likely that virtually all of these products will be sold as generic products by the time ATI-9242 could come to market. Other antipsychotics are in development which may also be competitive to ATI-9242.

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

Our workforce reduction in October 2009 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

In October 2009, our board of directors committed to a restructuring plan that will result in a reduction in force affecting 17 employees in order to improve operational efficiencies.  In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of the restructuring program may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

As a public reporting company, we need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We continuously work to enhance our finance and accounting systems, procedures and controls and may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 first applied to our annual report on Form 10-K for our year ended December 31, 2008, to be followed by a requirement for attestation by our independent auditors as to our compliance as of December 31, 2010. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2010, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price and our ability to raise capital.

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

If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.*

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million. As of September 30, 2009, our stockholders’ equity was $1.8 million.  As a result, we do not meet The NASDAQ Global Market’s stockholders’ equity listing requirement as of September 30, 2009.  In the event we receive sufficient additional capital in the near term from a potential collaboration arrangement involving any of our lead product candidates or through an equity financing, our stockholders’ equity could be in excess of $10 million, which may forestall our delisting from The NASDAQ Global Market.

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

If we sell shares of our common stock under our existing committed equity line financing facility, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.*

In October 2009, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $35.0 million of our common stock to Commerce Court Small Cap Value Fund, Ltd., or Commerce Court, over a 24-month period subject to a maximum of 5,494,290 shares of our common stock, including the 114,200 shares of common stock we issued to Commerce Court on the closing date in payment of our commitment fee.  The sale of shares of our common stock pursuant to the financing arrangement will have a dilutive impact on our existing stockholders.  Commerce Court may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement.  To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Commerce Court in exchange for each dollar of the advance.  Under these circumstances, our existing stockholders would experience greater dilution.  Although Commerce Court is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Based on our outstanding shares as of September 30, 2009 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 61% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

              As of September 30, 2009, we had 27,471,455 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market either in accordance with an effective resale registration statement with the Securities and Exchange Commission or pursuant to the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act of 1933, as amended. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain of our affiliates have rights with respect to registration of a significant number of our shares of common stock under the Securities Act of 1933, as amended. If such holders, by exercising their registration rights, cause a large number of securities to be sold in the public market, these sales could have an adverse effect on the market price for our common stock and may impair our ability to raise additional capital. In addition, as of September 30, 2009, we have filed three registration statements on Form S-8 under the Securities Act of 1933, as amended, to register up to an aggregate of 5,005,132 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2009, we issued 49,381 shares of our common stock to three accredited investors pursuant to the cashless exercise of an outstanding warrant.  The issuance of the common stock was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of the common stock acquired the common stock for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of the common stock was an accredited or sophisticated person and had adequate access, through their employment, business or other relationships, to information about us.

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

Dated: November 13, 2009

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