Form 10-K
period 2009-12-31
ARYx Therapeutics, Inc.
filed 2010-03-30
CIK 1410064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-33782

ARYx THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0456039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6300 Dumbarton Circle, Fremont, California	94555
(Address of principal executive offices)	(Zip Code)
(510) 585-2200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $0.001 PAR VALUE	THE NASDAQ STOCK MARKET LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2009 was $69,749,745 (based upon the closing sales price of such stock as reported on the Nasdaq Global Market on such date) and excludes an aggregate of 10,510,591 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2009, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2009 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2009. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 28, 2010, the registrant had 28,525,705 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days of the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III of this Form 10-K.

ARYX THERAPEUTICS, INC.

2009 Annual Report on Form 10-K

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

 PART I

Item 1.    Business

Overview

        ARYx Therapeutics, Inc., or ARYx, is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities. We were incorporated in the State of California on February 28, 1997 and reincorporated in the State of Delaware on August 29, 2007. We maintain a wholly-owned subsidiary, ARYx Therapeutics Limited, with registered offices in the United Kingdom, which has had no operations since its inception in September 2004 and was established to serve as a legal entity in support of our clinical trial activities conducted in Europe. We operate in a single business segment with regard to the development of human pharmaceutical products. Our principal executive offices are located at 6300 Dumbarton Circle, Fremont, California 94555, and our telephone number is

(510) 585-2200. Our website address is http://www.aryx.com. The information contained on, or accessible through, our website is not incorporated by reference into and does not form a part of this report.

        In February 2010, we retained Cowen and Company, or Cowen, to explore and recommend strategic alternatives for the Company going forward. Concurrently, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed a reduction in our workforce in October 2009. Through these two restructuring steps, our headcount was reduced from 73 to 17 employees. We took these steps since we have three compounds at proof-of-concept stage but do not have sufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Cowen is expected to present alternatives for maximizing the value of our assets in the near-term. Those alternatives could include partnerships on one or more of our product candidates, or the sale of our assets, in whole or in part, or some similar arrangement through which the value of our assets to stockholders could be optimized.

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

        We are engineering potentially safer oral product candidates that retain the efficacy of commercially successful drugs for well-established chronic markets. We have established proof of concept with our three leading product candidates, tecarfarin, budiodarone, and ATI-7505. The following is a summary of our product candidates that are currently in clinical development:

  •
  Tecarfarin for Anticoagulation.    Tecarfarin is an oral anticoagulant agent in Phase 3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots, such as those with atrial fibrillation or those at risk of venous thromboembolism. Tecarfarin was designed to have the same therapeutic benefits as the drug warfarin which for over 50 years has been the oral anticoagulant of choice. Despite its widespread use, warfarin has several significant limitations. It is metabolized by CYP450 and has many drug-drug interactions that often lead to serious side effects. We designed tecarfarin to be metabolized through the esterase pathway, eliminating metabolism through CYP450 and avoiding drug-drug interactions. Warfarin also has a very steep dose response curve which means that a small change in dose may lead to a substantial change in the anticoagulation status of the patient. These two factors can create significant challenges in maintaining therapeutic levels of warfarin and this can put patients at risk for either life-threatening clotting or bleeding, especially in patients with compromised CYP450 clearance. In preclinical testing and in clinical testing to date, it appears that tecarfarin may be inherently more stable than warfarin due to its predictable metabolism through the esterase pathway that has a much larger capacity than CYP450. The level of anticoagulation produced by both warfarin and tecarfarin is measured by the standard assay known as International Normalized Ratio, or INR.

    We have treated over 400 patients with tecarfarin in trials in which we measured its ability to maintain those patients within a target therapeutic range of INR of 2.0 to 3.0 (2.5 to 3.5 for heart valve patients). Two of the clinical trials performed were Phase 2 trials (CLN-504 and CLN-509) and the third was the recently completed Phase 2/3 trial, EmbraceAC (CLN-505). In each of these three trials, the results were nearly identical. Patients on tecarfarin had a time in target therapeutic range of INR of 71.5% (CLN-504), 73.9% (CLN-509), and 74% (CLN-505). Statistical significance was achieved in CLN-504 when comparing the tecarfarin response to the same patients' historical experience with warfarin: 71.5% time within therapeutic range versus 59.3% time within therapeutic range, respectively (p=0.0009). However, statistical significance was not achieved at the primary endpoint in the 607-patient CLN-505 clinical trial, directly measuring the ability of tecarfarin to maintain patients within the target therapeutic range of INR as compared to warfarin patients. The endpoint was missed due to the unprecedented time within therapeutic range for the warfarin-treated patients of 73.2% (p=0.506). We believe the warfarin outcome resulted from the intense monitoring and dose control provided by the trial's central dosing methodology, executed in accord with our agreement on the trial design with the U.S. Food and Drug Administration, or FDA. In a subgroup responder analysis of those CLN-505 patients taking medications which inhibit CYP450 metabolism and which can cause drug-drug interactions, the tecarfarin group showed a significantly larger proportion of responders compared to the warfarin group (67.9% versus 53.8% respectively p=0.0676). A responder is defined as a patient who is in range for more than 65% of the time during the treatment period. In addition, about one-third of the CLN-505 patients who were in the tecarfarin treatment arm and were stable on the drug at the end of the trial period continued to be treated with tecarfarin in a safety follow-up extension, allowing treatment on the agent for at least one year. During this extension phase, tecarfarin patients were monitored an average of once every four weeks. This group's average time in therapeutic range of INR was 78.4% of the time treated during the extension phase.

    Based upon feedback from the FDA subsequent to the completion of the CLN-505 clinical trial, we believe only one additional Phase 3 trial needs to be conducted to seek regulatory approval of tecarfarin. This trial would also directly compare tecarfarin's ability to maintain patients in a targeted therapeutic range of INR compared to warfarin but in a "real-world" setting in which monitoring and dosing decisions would be made at the trial sites. We believe tecarfarin should compare favorably against warfarin in a real-world setting due to its inherent properties and based upon the clinical results we have collected to date. We believe this favorable result will be in contrast to the well-established published data reporting the typical time in therapeutic range of INR expected in patients treated with warfarin in similar historical trials. In our most recent discussions, the FDA confirmed that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for tecarfarin's clinical development, and that the data collected in the CLN-505 clinical trial could be used to support the registration of tecarfarin. Using INR as a surrogate measure for the primary endpoint should reduce the size of our planned second Phase 3 clinical trial compared to clinical trials measuring survival rates or other outcomes. We are preparing to confirm with the FDA the acceptable design of the second Phase 3 clinical trial through the submission of the trial design for a Special Protocol Assessment, or SPA. With the assistance of Cowen, we are seeking to identify the best path to maximize the value of tecarfarin and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

  •
  Budiodarone for Atrial Fibrillation    Budiodarone is an oral antiarrhythmic agent in Phase 2 clinical development for the treatment of patients with atrial fibrillation. Budiodarone was designed to have the efficacy of amiodarone, a drug that has been used for many years, despite its adverse side effects, because physicians believe based on their own experience, as well as extensive clinical trial results, that amiodarone is the most effective drug for treating patients with atrial fibrillation. Amiodarone accumulates in many different organs and can only be metabolized and subsequently cleared from the body by CYP450. This accumulation can lead to serious side effects that are not immediately reversible upon withdrawal of the drug. Since budiodarone is predominantly metabolized through the esterases found extensively in the organs, it should avoid safety issues associated with accumulation and have fewer drug-drug interactions. We have completed a Phase 2 pilot trial (CLN-208) with budiodarone involving six atrial fibrillation patients with implanted recordable pacemakers who did not respond to previous drug therapy. This pilot trial suggested that the effect of budiodarone improved as the dose increased. Based upon the results of this pilot trial, we conducted an additional Phase 2b clinical trial to further demonstrate the efficacy of budiodarone in patients with atrial fibrillation. The clinical trial, which enrolled 72 patients, was a multi-centered, randomized, double blind, placebo-controlled trial of the efficacy and safety of budiodarone in patients with paroxysmal atrial fibrillation, or PAF. All patients entering this trial had previously implanted dual chamber pacemakers with diagnostic and recording capability. In December 2008, we announced successful top-line efficacy results from this Phase 2b clinical trial. By achieving statistical significance at the two highest doses of the three tested, the results essentially mirrored the findings of the earlier Phase 2 pilot trial also conducted in paroxysmal atrial fibrillation patients. The Phase 2b trial also demonstrated that patients in the trial quickly returned to their pre-treatment level of atrial fibrillation once the treatment ended. We have also announced the complete safety results from this Phase 2b clinical trial that indicate that budiodarone is generally safe and well-tolerated, and appears to avoid the tissue accumulation evident with amiodarone. In conjunction with Cowen and Company, we are seeking to identify the best path to maximize the value of budiodarone and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

  •
  ATI-7505 for Gastrointestinal Disorders.    ATI-7505 is an oral prokinetic agent that has been shown to speed up the passage of contents through the gut. We have successfully completed four Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson under the brand name Propulsid in the United States and other countries. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of cisapride rose significantly when CYP450 clearance was inhibited due to the co administration of other drugs that were cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as eliminating the off-target cardiovascular effects. Nearly 1,000 patients and subjects have been treated with ATI-7505 as part of our clinical trial program. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize ATI-7505. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement effective July 2, 2008. P&G subsequently announced that it is exiting pharmaceutical drug development. Upon termination of the collaboration agreement by P&G, all rights to ATI-7505 reverted to ARYx. Also on July 2, 2008, we announced the overall successful results of a Thorough QT trial, or TQT, on ATI-7505, which we believe supports the agent's favorable cardiac safety profile. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of ATI-7505 in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between ARYx and P&G, the trial was terminated early after only 214 patients had been enrolled. In spite of the early termination of the trial, ATI-7505 achieved statistical significance at the trial's primary endpoint in the 80 mg twice-daily dose. In addition, all doses tested demonstrated a clinically meaningful and desired increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment. With the assistance of Cowen, we are seeking to identify the best path to maximize the value of ATI-7505 and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

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

Our RetroMetabolic Drug Design

        Each of our compounds was developed using our RetroMetabolic Drug Design technology which we can apply to certain existing drugs with safety problems. We apply our approach to reengineer drugs that are metabolized by the CYP450 enzyme pathway. In applying our technology, our scientists fully analyze the existing drug's pharmacological mechanisms, attributes and potential liabilities. It is our scientists' knowledge of how to design a product candidate that retains the on-target pharmacological effects of the existing drug while eliminating clearance primarily through the CYP450 pathway and eliminating the most important off-target liabilities that allows us to make safer alternatives to existing drugs. Our drug design technology is based upon an understanding of drug metabolism and how it can be modified to potentially enhance drug safety.

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

Our Product Candidates

        The following table summarizes our product candidates:

ARYx Product Candidate	Target Indications	Model Compound	Worldwide Commercialization Rights	Development Status
Tecarfarin	Anticoagulation	Warfarin	ARYx	Phase 3
Budiodarone	Atrial Fibrillation	Amiodarone	ARYx	Phase 2b
ATI-7505	Gastrointestinal Disorders	Cisapride	ARYx	Phase 2b
ATI-9242	Schizophrenia	Atypical Class	ARYx	Phase 1
ATI-20,000	Metabolic Disorders	Not Disclosed	ARYx	Discovery
ATI-24,000	Gastrointestinal Disorders	Not Disclosed	ARYx	Discovery

Tecarfarin—An Oral Anticoagulant Agent

        Tecarfarin is an orally bioavailable new chemical entity being developed as an oral anticoagulant. It is intended to prevent the formation of blood clots associated with medical conditions such as atrial fibrillation, valvular heart disease and venous thromboembolism. Patents have been issued or allowed covering a broad range of intellectual property rights, including composition of matter, pharmaceutical formulations, and methods of use associated with tecarfarin. Tecarfarin is currently in Phase 3 clinical development.

  Warfarin Background

        Tecarfarin is structurally similar to the anticoagulant warfarin. Warfarin is a well-established and effective anticoagulant agent that is metabolized by CYP450 enzymes. For patients on warfarin therapy, the level of their anticoagulation is monitored using the standardized measurement of anticoagulation status known as the INR. The goal of warfarin therapy for most patients is to provide effective anticoagulation by maintaining INR within established therapeutic ranges of 2.0 to 3.0. Outside of this range, patients are at risk of bleeding (INR too high) or formation of blood clots (INR too low), both of which can have serious consequences. In order to maintain warfarin's therapeutic effect, INR must be kept in the target range. However, as reported in the published trials of previous clinical testing, warfarin treated patients are typically only maintained in the target INR range 50-68% of the time. The level of warfarin in patients' blood can be highly impacted by drug-drug interactions, or by the concomitant consumption of certain foods, due to warfarin's dependence on CYP450 enzymes as its only metabolic pathway and its effect on Vitamin K levels. In turn, varying levels of warfarin in the blood can lead to undesirable and potentially dangerous INR levels. Therefore, patients on warfarin require regular monitoring of INR and dose adjustments.

  Our Anticoagulant Agent

        Tecarfarin was designed using our RetroMetabolic Drug Design technology to retain the proven therapeutically effective mechanism of action of warfarin and to produce a more predictable and stable pattern of anticoagulation when taken with other medications or coincidentally with food. Tecarfarin is cleared by a non-saturable esterase pathway, eliminating warfarin's CYP450-mediated drug-drug interactions and related instabilities in INR. We anticipate that patients utilizing tecarfarin may require monitoring of their INR at less frequent intervals than patients on warfarin.

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

  Potential Market and Commercialization Strategy

        Anticoagulants interfere either directly or indirectly with the clotting cascade and include warfarin, unfractionated heparin and injectable low molecular weight heparins. Of all the currently approved anticoagulants in the United States, only warfarin can be administered orally and thus remains positioned as the mainstay of routine chronic anticoagulation used for the prevention or treatment of thromboembolic events. According to the IMS Health Database, it is estimated that 34.5 million prescriptions were written in the United States for warfarin in 2008.

        Atrial fibrillation is the most common form of cardiac arrhythmia, with approximately 6.7 million people in the major pharmaceutical markets diagnosed with this condition in 2008. According to our primary market research, approximately 52% of all warfarin patients in the United States have atrial fibrillation. Atrial fibrillation is caused when the atria quiver instead of beat, causing the heart to beat erratically. Because the pumping function of the upper chambers of the heart are not working properly in atrial fibrillation patients, blood is not completely emptied from the heart's chambers, causing it to pool and sometimes clot. In patients with atrial fibrillation, clotted blood can dislodge from the atria and flow to the brain, causing a stroke.

        Valvular heart disease is any disease that involves one or more of the heart's four valves. In more advanced forms of the disease, the diseased valves may be replaced with a mechanical valve. It is estimated that 85,000 patients in the United States have mechanical valves inserted per year. Patients with mechanical heart valves are at great risk of clotting and must have their level of anticoagulation managed with particular diligence for the remainder of their lives. Chronic oral anticoagulant therapy is always prescribed for patients with mechanical heart valves to reduce the risk of thromboembolic complications caused by the presence of the valve. According to ARYx primary market research, 17% of all warfarin patients in the United States are taking warfarin to prevent thrombosis of a mechanical heart valve.

        Venous thromboembolism is the formation of a blood clot, or thrombus, in the veins, that may travel to other parts of the body and block blood flow. This condition includes both deep vein thrombosis and pulmonary embolism. According to ARYx primary market research, approximately 23% of all warfarin patients in the United States have venous thromboemoblism. Chronic oral anticoagulant therapy is prescribed to both prevent and treat the formation of blood clots that cause venous thromboembolism.

        New classes of oral anticoagulants (direct thrombin inhibitors and factor Xa inhibitors) began entering the market in 2009 and we expect that the number of agents along with an effort to expand their labeled indications will increase. They have begun to be approved for acute indications (post surgical) outside the United States, and one has been recommended by an FDA advisory panel for approval in the United States. These new classes of agents will be formidable competitors and positioned as easy to use anticoagulants that do not require INR monitoring and that are as efficacious as warfarin. We anticipate the new entry of these agents will expand the oral anticoagulation market with a significant increase in promotional spend, higher pricing and particular appeal in the acute market due to their rapid on and off set of action and limited dose titration. According to the 2009 Decision Resources Anticoagulant Report, the market for oral anticoagulants is estimated to be approximately $4.4 billion by 2016.

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

        Tecarfarin is intended to offer superior and therefore safer anticoagulation control compared to warfarin as well as providing easier administration and with fewer drug-drug interactions. Based on our clinical results to date and assuming that the results are confirmed in further clinical trials, tecarfarin will provide more dependable initial titration to target INR, fewer dose adjustments once the appropriate INR is attained and less need for monitoring in the long-term. Potential targeted patient segments include patients with mechanical valves, patients with a prior history of bleeding or thrombotic events, patients with metabolic impairment (renal and hepatic), patients taking multiple drugs, patients with poor compliance in taking anticoagulant therapies and patients with extreme bodyweight. In addition, we have demonstrated that unlike warfarin, tecarfarin does not have teratogenic effects that may be a key advantage in patients who are pregnant but where anticoagulant therapy is mandatory. We believe tecarfarin has an opportunity to effectively compete in the future oral anticoagulant market.

  Clinical Development Status

        We have treated over 400 patients with tecarfarin in trials in which we measured the compound's ability to maintain those patients within a target therapeutic range of INR of 2.0 to 3.0 (2.5 to 3.5 for heart valve patients). Two of the clinical trials performed were Phase 2 trials (CLN-504 and CLN-509) and the third was the recently completed Phase 2/3 trial, EmbraceAC (CLN-505). These trials are part of a development strategy intended not only to evaluate safety and efficacy but also to assess the potential for therapeutic superiority of tecarfarin over warfarin. If successful, we believe the clinical development of tecarfarin will establish its safety, ease of use and superior efficacy, making it preferable to warfarin as an anticoagulant. We intend to use the data from these clinical trials to enable further development and commercialization of tecarfarin.

        In discussions conducted with the FDA over several years including ones that occurred in the fourth quarter of 2009, the FDA has indicated that measurement of anticoagulation using INR will likely be an acceptable surrogate and primary endpoint for tecarfarin's clinical development. Using target INR maintenance as a surrogate and primary endpoint should reduce the size of our planned clinical trials for tecarfarin compared to clinical trials based on survival rates or other outcomes. Also, as a result of our most recent FDA interactions, we believe that the data collected in CLN-505 can be used to support registration of tecarfarin. We believe only one additional Phase 3 clinical trial will be required. This trial will compare the safety of tecarfarin to that of warfarin in patients requiring an oral anticoagulant, as well as establishing tecarfarin's superiority over warfarin in a large subgroup of patients whom we believe will be most likely to benefit from tecarfarin's clearance outside the CYP450 pathway. The clinical trial would be designed to reflect the "real-world" treatment methodologies for patients requiring anticoagulation therapy, without the benefit of a specialized and expert central dose control center as was utilized in CLN-505. Based upon these FDA interactions, we are preparing to submit a protocol for approval under an SPA to the FDA to ensure that the design of the real-world trial meets the FDA's requirements.

        There are a large number of patients for whom maintaining a therapeutic range of INR between 2.0 and 3.0 (2.5 to 3.5 for heart valve patients) is particularly difficult. Published literature suggests, for example, that warfarin patients with a reduced rate of metabolism due to either a particular CYP450 genetic predisposition, or those who are effected by drug-drug interactions due to co-administered medications that inhibit CYP450 metabolism, are particularly difficult to maintain within the target therapeutic range of INR. In our trials to date, reflective of published literature on the demographics of the general warfarin patient population, the subset of patients with genetic variations that slow CYP450 metabolism is approximately 33% of patients enrolled in our trials, while approximately 30% of the patients enrolled in our trials are also prescribed additional medications that effect warfarin's metabolism by CYP450. It is estimated that these two warfarin subpopulations combined, taking into account those who fall into both categories, account for approximately 53% of the patients prescribed warfarin today. We believe that tecarfarin can demonstrate a particular advantage over warfarin in these subpopulations since tecarfarin does not depend upon CYP450 for its metabolism. It has been shown that increasing the time a patient spends within the target range of INR can substantially improve health outcomes. As an example, trials have shown that for every 10% decrease in patients' time in target therapeutic range of INR of 2.0 to 3.0, the risk of mortality increases by 29%.

        Phase 2/3 Anticoagulation Trial (EmbraceAC or CLN-505).    Based upon the results of our first Phase 2 clinical trial (CLN-504) and a completed pilot trial (CLN-509), we completed a Phase 2/3 randomized, double-blind, parallel group, active control clinical trial of 607 evaluable patients randomized to either tecarfarin or warfarin. Since patients and trial site investigators were blinded to therapy and dose, a central dose control center comprised of individuals experienced in anticoagulation therapy received individual patient INR information and adjusted doses as appropriate. Each patient was treated for a minimum of six months and approximately one-third of the patients randomized to tecarfarin were treated for at least one year through an open label safety extension phase of the trial. Patients included in the trial had a variety of underlying conditions including: atrial fibrillation; an implanted prosthetic heart valve; a history of venous thromboembolic disease (DVT/PE); a history of myocardial infarction; or cardiomyopathy. This is the same patient population for which warfarin is indicated for use and that tecarfarin is intended to treat.

        The central dose control center was unblinded to each patient's therapy, history and INR status, factors known to compromise warfarin's efficacy, including concomitant medications, frequency of INR monitoring and a patient's genotype. The experts in the central dose control center took this information into account when making dosing decisions. In particular, the CYP2C9 genotype was evaluated to distinguish between "wild type" patients with normal rates of warfarin metabolism and patients with a CYP2C9 "variant" who have slower metabolism. Because of warfarin's clearance through the CYP450 pathway, these factors are believed to have a more significant impact on the warfarin result than they would on the tecarfarin result, which is metabolized outside of CYP450. Similar information was gathered on patients' VKORC1 genotype.

        While the treatment period in the trial was for a minimum of six months, patients' first four weeks of treatment were excluded from the measurement of time within therapeutic range of INR. Randomization between tecarfarin and warfarin patients was balanced, 307 and 305 respectively. Other factors such as age, gender, ethnicity and genotype were also well balanced. The trial population averaged almost 68 years of age and was being treated for a number of underlying conditions. Amongst these were hypertension, congestive heart failure, and valvular heart disease, with the incidence being balanced between tecarfarin and warfarin patients. There was an imbalance in the tecarfarin population at baseline where the incidence of diabetes and cancer was greater. Across both treatment groups, patients took an average of 15 concomitant medications during the course of the trial. Genotyping information was collected at the time of patient enrollment in the trial, and the number of patients who were CYP2C9 variants, subject to a slower than normal rate of metabolism, was balanced across treatment groups and reflective of the general population of warfarin patients in the real world.

        The measurement of time within therapeutic range of INR for patients in CLN-505 was applied to any enrollee who had received at least one dose of active drug after randomization and who had at least one INR reading following the first dose, or the ITT population. For the primary endpoint, time in therapeutic range, or TTR, was determined utilizing the Rosendaal interpolated method, a common methodology used to calculate TTR. Patients treated with tecarfarin were within the target therapeutic range of INR 74% of the time while patients treated with warfarin were within the target therapeutic range of INR 73.2% of the time (p=0.506). A p-value of 0.05 or less generally represents a statistically significant difference in treatment, or between treatment and baseline. A lower p-value indicates greater confidence in the results. Since the TTR was nearly the same for both groups, the results at the extremes of either under- or over-anticoagulated were also balanced between groups. In addition, about one-third of the CLN-505 patients who were in the tecarfarin treatment arm and were stable on the drug at the end of the trial period continued to be treated with tecarfarin in a safety follow-up extension, allowing treatment with tecarfarin for at least one year. During this extension phase, tecarfarin patients were monitored an average of once every four weeks. This group's average time in therapeutic range of INR during the extension phase was 78.4% of the time.

        In a subgroup analysis performed on those patients taking concomitant medications known to inhibit CYP2C9 metabolism and with a target therapeutic range of INR between 2.0 and 3.0, a difference in TTR range of INR was demonstrated between the tecarfarin and warfarin patients. These concomitant medications included: amiodarone (atrial fibrillation); fenofibrate and lovastatin (cholesterol); sertraline (antidepressant); fluconazole (antifungal); and Bactrim (antibacterial). This subpopulation comprised approximately one-third of the overall CLN-505 trial population. For these patients, the observed TTR range was 69.3% of the time for patients treated with tecarfarin versus 64.9% of the time for patients treated with warfarin, a statistically significant result (p=0.0398). To further analyze this result, a responder analysis was performed on these same patients, with a responder defined as a patient maintained in the target therapeutic range of INR between 2.0 to 3.0 more than 65% of the time treated during the trial. The results of this responder analysis were that 67.9% of these patients co-administered CYP-inhibiting drugs responded to tecarfarin while 53.8% of these patients co-administered CYP-inhibiting drugs responded to warfarin. A similar subgroup analysis was performed on patients based upon CYP2C9 genotype since published literature reports that individuals who are CYP2C9 genetic variants typically have a lower percent of TTR of INR than the non-variants, or "wild types." We believe that the central dose center was able to overcome typical problems resulting from warfarin's metabolism through CYP450 by its careful monitoring of the trial's patients and their knowledge about the effect of genotype on warfarin dosing. Through the efforts of the central dose control center, the warfarin patients who were CYP2C9 variants were maintained within the target therapeutic range of INR more of the time treated than "wild type" or normal CYP metabolizers treated with warfarin (69% TTR versus 66.1% TTR, respectively, observed). As a result, no meaningful difference between tecarfarin and warfarin was demonstrated within the genetic variant subpopulations.

        In addition, those patients who had been on warfarin therapy coming into the trial, and who were randomized to tecarfarin ("switchers"), demonstrated a statistically significant benefit from tecarfarin (69.5% for tecarfarin patients versus 66.7% for warfarin patients, p=0.022, observed). Taken together, we believe these findings suggest that in typical clinical practice, without the intense monitoring and dosing control applied in CLN-505, tecarfarin may have a meaningful benefit in maintaining patients within the target therapeutic range of INR.

        The safety results from CLN-505, including the safety extension phase, appear to support that tecarfarin is well-tolerated. The primary safety concern with anticoagulant therapy comes from under-or over-anticoagulation. Other adverse events, expected in a patient population with a number of co-morbidities, included infections, GI disorders, injury, and renal and urinary adverse events. Overall, the number of adverse events was essentially the same between the two treatment groups. The number of serious adverse events was slightly higher in the tecarfarin group but a lesser proportion of these events were ascribed to being associated with "drug therapy" compared to the warfarin group.

        Phase 2 Anticoagulation Pilot Clinical Trial (CLN-509).    Our Phase 2/3 clinical trial (CLN-505) was designed such that it was blinded to both patient and trial site so that an objective assessment could be made of the efficacy of tecarfarin in a head-to-head comparison with warfarin. We believe that the methodology required to maintain that blind, while also allowing for the dose adjustments required of a monitored anticoagulant, needed to be tested prior to the initiation of the larger Phase 2/3 trial. CLN-509 was a single-blind pilot Phase 2 trial that enrolled 50 patients at multiple sites and utilized a central dose adjustment center of individuals experienced in anticoagulation therapy to read the INR of patients and make any required dose adjustments. In this way, the blind as to dosing was maintained at the trial sites. This pilot trial validated this methodology to provide rapid dose adjustments for the patients.

        Even though the purpose of this pilot Phase 2 trial was to test the design to be used in the larger Phase 2/3 trial, the efficacy of tecarfarin was also analyzed. Patients were maintained within the target therapeutic INR range 73.9% of the time in this pilot Phase 2 trial, a result virtually identical to our first Phase 2 trial (CLN-504). This result occurred even as the mechanisms for maintaining the blind were being implemented and tested for the first time.

        Unlike our earlier Phase 2 trial in which only patients with atrial fibrillation were enrolled, this pilot trial included the patients requiring anticoagulation therapy for various reasons as did the subsequent CLN-505. These trials included patients with atrial fibrillation, venous thromboembolism, mechanical heart valves, myocardial infarction with cardiomyopathy and thrombophilia. Patients in this trial also had the expected distribution of VKOR and CYP2C9 genotypes. This represents the patient population we believe will be treated with tecarfarin should it be approved by the FDA.

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

        The results from this trial showed that patients in CLN-504 achieved the target therapeutic INR range of 71.5% of the time after completing their initial three weeks of dose titration, as compared to these patients' historical experience on warfarin when they were within target therapeutic range of INR only 59.3% of the time. This result represents the primary endpoint designated in the statistical analysis plan adopted while the open-label trial was underway. Statistical significance was achieved (p=0.0009) at the primary endpoint. In calculating the time within the INR therapeutic range, we utilized the Rosendaal INR interpolated method, the most commonly applied method to determine the amount of time an individual patient spends within the therapeutic INR range. After one week of treatment with tecarfarin, 77% of the patients reached a therapeutic range of INR, and after two weeks of treatment, 95% of the patients had attained a therapeutic range of INR. Also, a stable maintenance dose on tecarfarin was achieved in approximately 81% of the patients within 12 weeks of treatment. Published data have shown that only 50% of warfarin patients reach a stable dose within 12 weeks of starting therapy. The average maintenance dose of tecarfarin was 16 mg per day, with a range of 6 mg to 29 mg per day. The most commonly reported drug related adverse effects were mild bleeding complications consistent with anticoagulation, such as bruising and nose bleeds. One patient suffered a severe hematoma on his elbow caused by the trauma from a fall.

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

        Phase 1 Clinical Trials.    We have completed five Phase 1 clinical trials on 156 individuals testing the safety and tolerability of tecarfarin in healthy volunteers. In trials completed to date, tecarfarin has been well tolerated at all doses with no unexpected safety signals as measured by adverse events, vital signs, ECG and laboratory testing. There have been no frequent or consistent adverse events suggestive of off-target toxicity. Mild adverse events reported included headache and gastrointestinal effects. Adverse events related to tecarfarin were also mild and included nose bleeds and bruising, which are consistent with anticoagulation. These trials have also demonstrated that coagulation factors II, VII and X were reduced as predicted in proportion to increases in INR consistent with the mode of action of warfarin. In addition, we demonstrated that we could reverse the effect of tecarfarin with vitamin K or fresh plasma. One drug-drug interaction clinical trial has been completed to assess whether blood levels of tecarfarin are affected by fluconazole, a known inhibitor of CYP450 that can decrease the metabolism of warfarin, potentially resulting in dangerous over anticoagulation. This trial compared the effect on blood levels of tecarfarin as compared to warfarin when fluconazole was administered. Fluconazole did not affect the blood levels of tecarfarin while warfarin levels increased substantially when fluconazole was administered. As expected, we believe this is due to tecarfarin's clearance through the non-CYP450 metabolic pathway.

        Preclinical Results.    Tecarfarin is an orally active VKOR inhibitor with no known off-target pharmacological activity. In vivo anticoagulant effects of tecarfarin are associated with selective reductions in VKOR-dependent coagulation factors (II, VII, IX and X) whereas VKOR-independent coagulation factors are unaffected. Anticoagulant and antithrombotic effects of tecarfarin have been demonstrated by in vivo trials in multiple animal models. Tecarfarin undergoes non-oxidative metabolism to yield a single primary metabolite, ATI-5900. An in vivo preclinical trial demonstrated tecarfarin anticoagulation was unaffected by treatment with the CYP450 inhibitor, amiodarone. In contrast, amiodarone treatment resulted in markedly elevated coagulation times in warfarin treated animals. Also, preclinical in vivo assays indicated that tecarfarin may provide a safety advantage over warfarin when needed during pregnancy since the well-known teratogenic effects of warfarin were not seen in reproductive toxicity trials on tecarfarin.

Budiodarone—Antiarrhythmic Agent for the Treatment of Atrial Fibrillation

        Our second product candidate, budiodarone, is currently in development for the treatment of atrial fibrillation. We engineered budiodarone with the goal of developing a therapy equally effective as, but safer than, amiodarone. We hold a composition of matter patent on budiodarone and have filed for other use and manufacturing patent applications in the United States and other jurisdictions. We have completed a Phase 2b trial that shows proof of concept of efficacy and safety in patients with paroxysmal atrial fibrillation.

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

        Amiodarone is the current "gold standard" for the pharmacological treatment of atrial fibrillation. Amiodarone possesses a unique, balanced pharmacological effect on sodium, potassium and calcium channel inhibition as well as certain receptors in the heart that are responsible for its effectiveness. Clinical trials have shown that amiodarone is uniquely superior to other antiarrhythmic drug treatments. While amiodarone is not approved by the FDA for the treatment of atrial fibrillation, it is a commonly prescribed off-label treatment due to the lack of equally efficacious treatments. However, amiodarone has a slow onset of action and its use has been severely limited by life-threatening and toxic side effects that result from the accumulation of the drug in the liver, lungs, nerves, thyroid and other tissues.

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

        Budiodarone was designed using our RetroMetabolic Drug Design technology with the goal of retaining the efficacy of amiodarone but with better safety. Budiodarone's affinity for the major calcium, potassium and sodium ion channels, as well as certain receptors in the heart, very closely matches that of amiodarone. Budiodarone, like amiodarone, contains iodine which we intentionally retained since we believe it contributes to amiodarone's efficacy. We have engineered budiodarone not to be primarily dependent on CYP450 for its metabolism while matching amiodarone's balanced receptor profile. Both preclinical and clinical trials with budiodarone provide evidence that the drug preserves the efficacy of amiodarone but with more rapid metabolism and no tendency towards accumulation.

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

        Phase 2b Trial in Paroxysmal Atrial Fibrillation (CLN-205).    We completed this proof-of-concept double blind, placebo-controlled, randomized Phase 2b trial in December 2008 studying the safety and efficacy of budiodarone in 72 patients with paroxysmal atrial fibrillation. The objective of our clinical trial in this patient population was to measure the change in burden, defined as the percentage of time spent in atrial fibrillation, during treatment compared to baseline and placebo. Atrial fibrillation burden is an accepted method by which cardiologists and electrophysiologists monitor the effectiveness of treatment in patients with paroxysmal atrial fibrillation. The patients in this trial had implanted pacemakers with the capability of monitoring the duration and severity of the episodes of atrial fibrillation and recording these data. Patients were entered into a baseline screening period of up to 30 days during which their burden was measured to establish if they were eligible for the trial. Qualifying subjects were randomized to receive twice-a-day, or BID, oral doses of 200 mg, 400 mg, or 600 mg budiodarone, or placebo for a treatment period of 12 weeks. This treatment period was followed by a further 4-week observation period. During the 12-week treatment period, each patient's burden was measured and compared to their own baseline measurement. These results were then compared to the response in the placebo group.

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

        The safety and tolerability of budiodarone was also analyzed. Of particular importance was to determine whether budiodarone showed signs of tissue accumulation as would be seen with amiodarone. Budiodarone was designed to avoid the tissue accumulation of amiodarone, thought to be the cause of many of the toxicities associated with the drug. For example, published trials indicate that 90% of patients treated with amiodarone would display corneal microdeposits after three months of treatment due to accumulation. These corneal microdeposits are identified through slit lamp exams. The patients treated with budiodarone in this Phase 2b trial received slit lamp exams at the conclusion of the trial and no corneal microdeposits were seen in any of the patients. This, coupled with the patients' return to essentially their pretreatment level of atrial fibrillation burden during the 30 days following cessation of treatment with budiodarone, supports our belief that budiodarone may avoid accumulation in tissues. Budiodarone was generally well-tolerated by the patients in the trial.

        The clinical characteristics of the patients enrolled in this Phase 2b trial were similar to those enrolled in other recent large scale trials, such as Canadian Trial of Atrial Fibrillation, or CTAF, ADONIS, ERUDIS and ATHENA, testing other antiarrhythmic drugs designed to treat atrial fibrillation. As such, we believe the results of this Phase 2b trial compare favorably with the results of these other trials. These characteristics are also broadly representative of the general population of patients with atrial fibrillation.

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

        The results provide evidence of the efficacy of budiodarone in reducing the atrial fibrillation burden in all six patients, with a statistically significant reduction in atrial fibrillation burden apparent even at the lowest dose of 200 mg BID. At baseline, the patients had a mean atrial fibrillation burden of 20%. This was reduced to a mean of 1.5% of time spent in atrial fibrillation over a two-week period at the highest dose of 800 mg BID. As dosing increased, average atrial fibrillation burden was reduced by 71% at 200 mg BID compared to baseline (p=0.03), by 72% at 400 mg BID compared to baseline (p=0.03), by 80% at 600 mg BID compared to baseline (p=0.06) and by 87% at 800 mg BID compared to baseline (p=0.06). At the two highest doses, one patient decided to not complete the trial due to gastrointestinal discomfort and statistical significance was not achieved. After the cessation of treatment, the atrial fibrillation burden gradually increased to pretreatment values by the second week.

        The rapid onset and offset of antiarrhythmic activity of budiodarone are mirrored by the blood levels of the candidate drug that were measured at intervals throughout the trial. Plasma levels of budiodarone increased in proportion to the increase in dose, and after cessation of dosing, the concentration of budiodarone and its metabolites all decreased to almost zero within one week. This is an important potential advantage for budiodarone compared to amiodarone, which can take months to be completely eliminated from the body, giving rise to the serious side effects that budiodarone is designed to address. Budiodarone was generally well tolerated, with transient and expected changes in measures of thyroid function, as well as gastrointestinal complaints such as dyspepsia, lower abdominal pain, loose stools and nausea being reported, especially at the highest dose. The more prevalent side effects coupled with considerations for the incremental improvement in response at the highest dose led us to not include the 800 mg BID dose in further clinical trials. These mild side effects are similar to those seen with amiodarone. There were no drug related serious adverse events.

        Phase 1 Clinical Trials.    We have successfully completed three Phase 1 clinical trials testing budiodarone in 83 healthy volunteers. The results of these Phase 1 clinical trials in healthy volunteers indicated that single doses up to 800 mg and repeat oral dose safety trials at doses up to 1600 mg/day in healthy volunteers did not show any clinically significant adverse events. Moreover, pharmacokinetic analysis in these subjects showed that budiodarone had a shorter half-life than amiodarone and did not display the tendency towards the accumulation associated with amiodarone. The results of a drug-drug interaction trial indicated that at doses expected to be used in Phase 3 trials budiodarone was well tolerated when administered with the anticoagulant warfarin. Also at expected therapeutic doses, no cardiovascular adverse events were noted, and there was no effect on the surface electrocardiogram. An additional Phase 1 clinical trial was discontinued due to the inability to identify suitable subjects.

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

  Cisapride Background

        ATI-7505 is designed to maintain the therapeutic efficacy of cisapride. Cisapride is an oral drug which was approved by the FDA only for the treatment of nocturnal heartburn associated with GERD. It had a track record of clinical success in alleviating gastrointestinal discomfort or pain that occurs in the upper gastrointestinal tract (esophagus and stomach). Launched in 1993, cisapride reached annual sales of approximately $1.0 billion by the year 2000 when it was withdrawn from the market because of serious safety issues. Serious cardiovascular side effects caused by heart rhythm abnormalities occurred when blood levels of the drug rose significantly because CYP450 clearance was blocked due to the presence of other drugs cleared by the same metabolic pathway. It was discovered that cisapride had an off-target effect on a potassium channel in the heart (hERG or IKr) when blood levels rose as a result of a drug-drug interaction, leading to potentially fatal cardiac side effects.

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

        ATI-7505 is designed to address the deficiencies of cisapride by maintaining its proven therapeutic benefit while eliminating its known cardiac side effects. ATI-7505 is designed to avoid CYP450 metabolism and the associated drug-drug interactions. We engineered ATI-7505 to undergo rapid esterase-mediated metabolism into a single major nontoxic metabolite, ATI-7500. During our preclinical trials neither ATI-7505 nor its metabolite ATI-7500 exhibited any interaction with CYP450. In nearly 1,000 people treated, the most frequently reported side effect considered to be off-target was headache and this was reported no more frequently in the ATI-7505 treated patients than in the placebo group. Data generated to date indicate that ATI-7505 has no significant activity at any potassium channel including the hERG channel or other key cardiac ion channels. This was confirmed in a standard Thorough QT (TQT) trial that showed only minimal effects on the QT interval at both therapeutic and supratherapeutic doses. This is in contrast to the significant cardiac liability of cisapride and its CYP450 metabolite known as norcisapride.

        ATI-7505 is designed to provide prokinetic activity in the gastrointestinal tract without cardiac safety problems at anticipated therapeutic doses. The clinical results achieved to date with ATI-7505 demonstrate that the compound acts in a similar way to cisapride without the cardiac safety concerns of that therapy.

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

  Clinical Development Status

        Procter & Gamble Pharmaceuticals, Inc., or P&G, our collaboration partner for the development of ATI-7505 from June 2006 until July 2008, completed a maximum tolerated dose trial during which healthy subjects were treated with doses as high as 250 mg qid, a TQT trial involving the investigation of ATI-7505 at both therapeutic doses as well as at four times the expected therapeutic dose to investigate its effect on cardiovascular functions, and a Phase 2b trial in idiopathic chronic constipation involving three doses of ATI-7505 twice daily compared to placebo over a four-week period. We have also previously concluded three Phase 2 trials testing ATI-7505's potential as both a lower (large bowel) and upper (stomach and esophagus) gastrointestinal therapy. The safety and tolerability of the drug were also observed.

        Phase 2 Chronic Idiopathic Constipation Trial (CLN-711).    Conducted by P&G, this Phase 2b, randomized, placebo-controlled trial of ATI-7505 in patients with chronic idiopathic constipation was designed to enroll 400 patients but was terminated early when P&G returned the product candidate to us. We did not have the resources to continue the clinical trial. At the time the trial was ended, 214 patients had been enrolled. Nonetheless, significant results were achieved with one dose group that, we believe, further demonstrates the potential efficacy of ATI-7505.

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

        Utilizing the original statistical analysis plan for the full trial, statistical significance (p=0.0054) was achieved at the 80 mg BID dose with an increase of a mean of 5.0 SBMs in the first week compared to baseline. In the placebo group, this increase was only 2.1 SBMs. A preliminary analysis of the overall responder rate indicates ATI-7505 maintained its positive effect over the full four-week treatment period. In addition, time-to-first SBM using a Kaplan-Meier analysis suggests that many patients on ATI-7505, unlike placebo, have their first SBM following the first dose of the drug and this effect was observed at all doses tested. The 80 mg BID dose was very well tolerated and there were no reports of diarrhea, nausea or vomiting.

        Thorough QT Trial Assessing Cardiac Safety (CLN-713).    Conducted by P&G, this clinical trial was conducted with healthy volunteers, under standard and established guidance from the FDA for the conduct of such cardiac safety trials, to assess whether electrocardiographic effects are seen at therapeutic and supra therapeutic doses of ATI-7505. The trial design followed the FDA's ICH E14 guidance for measuring whether drugs have the potential for causing prolongation of the QT interval. The FDA requires a TQT trial on most drugs in development because prolongation in QT interval (corrected for changes in heart rate, or QTc) may signify an increased risk of developing cardiac arrhythmias.

        The trial of 250 subjects was a single-center, randomized, double-blind, placebo-controlled, four-arm, parallel-group trial of two doses of ATI-7505—a therapeutic dose of 40 mg every six hours and a supratherapeutic dose of 200 mg every six hours, in healthy male and female volunteer subjects. Subjects in one treatment arm received a single dose of 400 mg moxifloxacin to serve as a positive control to establish the sensitivity of the trial to measure QT prolongation. The data collected was evaluated utilizing a standard, manual extraction process performed by eResearch Technology.

        When the data from all trial participants were analyzed, the placebo-corrected QTc mean change from baseline (using the individual correction method for heart rate, or QTcI) for the therapeutic and supratherapeutic doses of ATI-7505 were 1.5 and 3.1 milliseconds, respectively, an outcome that suggests little or no electrocardiographic effect. The upper confidence interval of 10 milliseconds was not crossed at any of the 15 time points, with either dose. Moxifloxacin demonstrated Mean QTc prolongation of 8.7 milliseconds and the upper confidence interval of 10 milliseconds was crossed at 13 of 15 time points after dosing. The moxifloxacin response is consistent with previous clinical experience and thus validates the outcome of the trial. In addition to a lack of meaningful changes in the mean QTc interval, the percent of outliers exceeding 30 milliseconds from baseline was consistent across patients receiving placebo and active drug, as well as between genders, and no ATI-7505 subjects displayed a QTcI interval that exceeded 480 milliseconds at any time.

        We received written confirmation from the FDA that based on their review of the results of this Thorough QT trial, the FDA concurs that the trial met the ICH E14 criteria for the design, conduct and analysis of a Thorough QT trial, and they concur with our interpretation of the results that the findings were negative, meaning ATI-7505 does not significantly increase the QT interval at therapeutic and supratherapeutic doses.

        We believe the results of this Thorough QT trial, along with the data collected through intense cardiac safety monitoring of the other approximately 700 people administered ATI-7505, strongly support the cardiac safety profile we sought in the design of the product candidate.

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

        The primary endpoint in this trial was not met when ATI-7505 was compared to placebo. However, a dose related treatment effect was seen with both active doses although the effect was not significantly better than that seen with placebo. Patients in the 40 mg qid and 12 mg qid treatment groups achieved response rates of 38.9% and 33.3%, respectively, in the measurement of improvement by at least one grade on the LA Scale compared to a placebo response rate of 31.5%. In four weeks of treatment ATI-7505 achieved approximately the same degree of healing that cisapride was able to achieve only after 12 weeks of treatment as documented by published clinical trials. However, of note, patients treated with ATI-7505 with the least severe EE, or Grade A patients, displayed the highest percent complete healing rate of 57.1% at 40 mg qid and 41% at 12 mg qid as compared to a placebo rate of 33.3%. This suggests that the drug may be responsible for the improvement in EE score.

        The adverse events during this trial were similar to prior trials, and were generally mild or moderate. The drug appeared to be safe and well tolerated. The side effect seen most often was mild diarrhea. Cardiac safety was also closely monitored and no clinically relevant changes in heart activity were observed.

        Phase 2 Gastro Esophageal Reflux Disorder Trial (CLN-706).    This double-blind, randomized, placebo-controlled, cross-over designed trial in 30 GERD patients was successfully completed using two doses of ATI-7505, 12 mg qid and 40 mg qid versus placebo. The purpose of the trial was to evaluate ATI-7505's safety and its effectiveness in reducing acid exposure in the esophagus of patients with GERD. The trial measured the length of time within 24-hour periods that the patient had a certain level of acid (pH<4) in the esophagus while on placebo, and compared that to the periods of time over 24 hours that a patient had that acid level (pH<4) while on the two doses of ATI-7505. The lower the pH level in the esophagus, the higher the acid exposure. It is known that the relationship between acid exposure in the esophagus and heartburn symptoms or even esophageal erosions represent one of the strongest correlations between the mechanism of an upper gastrointestinal therapy and clinical outcomes. We believe that if ATI-7505 can show effectiveness in reducing the amount of acid traveling from the stomach into the esophagus and/or the amount of time acid remains in the esophagus, it would clarify its potential as a therapy for upper gastrointestinal disorders. The trial design also included the use of cardiovascular Holter monitors to further measure the cardiac safety of ATI-7505.

        The trial objective to demonstrate dose-related reduction in acid exposure in the esophagus was achieved. In terms of acid exposure, the results were approaching significance (p=0.0625 versus placebo) at 40 mg qid in measuring the time within a 24-hour period that the patients' esophageal acid level was pH<4. Statistical significance was achieved in a post hoc analysis when we evaluated whether the effect of ATI-7505 on acid reduction improved as the dose increased. This analysis compared ATI-7505 12 mg qid to 40 mg qid. The resulting p-value of 0.0014 indicates that the treatment effect improves as the dose increases.

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

        Our Phase 1 clinical trial program included a multi-dose trial of ATI-7505, as compared to placebo, that measured the rate of gastric emptying. The results suggest that ATI-7505 accelerates gastric emptying and therefore may improve motility in the upper gastrointestinal tract, while also accelerating overall colonic, or lower gastrointestinal tract, transit. In addition, there appeared to be a dose relationship in the loosening of stools.

ATI-9242—An Agent for the Treatment of Schizophrenia

        ATI-9242 is a next generation atypical antipsychotic therapy in a Phase 1 clinical trial and whose receptor selectivity has been modeled to replicate the efficacy of clozapine for the treatment of schizophrenia and other psychiatric disorders. In addition, ATI-9242 has been engineered to have an improved effect on the negative symptoms associated with schizophrenia and to enhance cognition. Designed to avoid drug-drug interactions by not depending upon CYP450 for metabolism, ATI-9242 has also been engineered to minimize the metabolic consequences of weight gain often resulting from the use of atypical antipsychotics. Clinical development of ATI-9242 was suspended in 2009 due to our resource constraints.

Competition

        The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates than we currently do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products that may target the same markets as our product candidates. We expect any of the potential products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration and drug delivery. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any future products developed by us. We also expect to face competition in our efforts to identity appropriate collaborators or partners to help commercialize our product candidates in our target commercial areas.

        Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin due to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, and that Bristol-Myers Squibb Company in collaboration with Pfizer, Inc., and Merck/Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 2 or Phase 3 testing. We are aware of a direct thrombin inhibitor, dabigitran from Boehringer-Ingelheim GmbH, that produced Phase 3 results in September 2009 in a clinical trial treating atrial fibrillation patients in which dabigatran was shown to be superior to warfarin at one of the two doses tested. The first direct thrombin inhibitor presented to the FDA for approval, ximelagatran, previously marketed as Exanta by AstraZeneca plc, has not been recommended for approval due to idiosyncratic liver toxicity problems. Although we believe tecarfarin's mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely provide major competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

        We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation in the United States. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Sanofi-Aventis has been granted approval and launched in the United States its antiarrhythmic therapy Multaq® (dronedarone). Approval was also granted by the European Union in November 2009 and preparations are underway for the launch of Multaq® in Europe. We believe Multaq® will provide substantial competition to budiodarone in the treatment of atrial fibrillation. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide marketed by 3M Company and propafenone, marketed by GlaxoSmithKline, do not have equivalent efficacy to amiodarone but will continue to compete in the atrial fibrillation marketplace. Cardiome Pharma Corporation's oral product, vernakalant, for the treatment of atrial fibrillation, was licensed to Merck in April 2009. This compound, which is in Phase 2 testing, is hoped to have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

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

        ATI-7505 has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic agent which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products that affect the gastrointestinal system's motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also be competitive to ATI-7505, including tegaserod, marketed by Novartis Pharmaceuticals Corporation as Zelnorm, which was temporarily withdrawn from the market and recently re-introduced with restrictive use labeling, TD-5108 being developed by Theravance, and erythromycin. Another prokinetic compound in development in Europe, with the potential for commercialization in the United States and Asia, is prucalopride from Movetis. Prucalopride has been approved for commercialization in certain European countries for the treatment of chronic constipation in women but has not yet been launched. Trials are on-going in Europe testing prucalopride in the treatment of chronic constipation in men. Johnson & Johnson has rights to prucalopride in North American and certain European countries and we expect prucalopride to provide competition in markets around the world. Ironwood Pharmaceuticals and Forest Laboratories are jointly developing linaclotide, a guanylate cyclase C agonist, in North America for the treatment of chronic constipation and irritable bowel syndrome. They have completed two Phase 3 trials in North America with positive efficacy results. Ironwood has licensed development and commercialization rights to linaclotide in both Europe and Asia, and we expect linaclotide to provide competition in specific lower GI tract indications. We believe the most significant competition to ATI-7505 for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. ATI-7505 is targeted at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. ATI-7505 will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

Patents and Intellectual Property

        Our success will depend in large part on our ability to maintain a proprietary position for our products and product candidates through patents, trade secrets and FDA exclusivity. We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We will continue to aggressively protect, defend and extend our proprietary position. We will maintain sole ownership of our patents as an element of a licensed development and commercialization partnership we may enter into. Should we optimize the value of our assets through a sale of our company, in whole or in part, the ownership of our patents will be subject to that change in ownership.

        As of December 31, 2009, we held 156 patents and 117 pending patent applications worldwide. 43 of the 156 patents have issued or been allowed in the United States, and 16 of the 117 pending patent applications were pending in the United States. Our composition of matter patent for tecarfarin, our product candidate for anticoagulation, was filed in April 2005, first published in Europe in October 2005, and was issued in the United States in August 2007. Composition of matter protection for tecarfarin in the United States will expire in 2025. We also hold 21 issued foreign patents and 14 pending foreign patent applications related to the tecarfarin composition of matter. The broader patent family related to the tecarfarin program also includes two issued patents in the United States, 21 issued foreign patents and three pending foreign applications. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, was issued in 2002 and will expire in 2020. The patent family related to budiodarone includes an additional 70 patents and 36 pending patent applications issued in the United States and certain foreign jurisdictions. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and 15 in foreign jurisdictions. The United States and foreign patent applications related to the composition of matter of our compound for the treatment of gastrointestinal disorders, ATI-7505, were filed in January 2005 and first published in Europe in July 2005. We hold five issued patents and three pending patent applications in the United States as well as seven issued patents and 35 pending patent applications in certain foreign jurisdictions related to the ATI-7505 program. Composition of matter patent protection in the United States for ATI-7505 will expire in 2025.

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

        Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application or IND, which must become effective before clinical testing may commence, and clinical trials, including adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, good clinical practices or GCP, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND.

        The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The trial protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.

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

        After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $1,405,500, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently $79,720 per product and $457,200 per establishment. These fees are typically increased annually.

        The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider certain information or clarification of information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured to assure compliance with cGMP. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

        After FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

  The Hatch-Waxman Act

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's product and methods of use. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which it inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

  Food and Drug Administration Amendments Act of 2007

        On September 27, 2007, the Food and Drug Administration Amendments Act, or the FDAAA, was enacted into law, amending both the FDC Act and the Public Health Service Act. The FDAAA makes a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changes FDA's handling of postmarket drug product safety issues by giving FDA authority to require post approval trials or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a REMS.

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

Research and Development

        Conducting a significant amount of research and development has been central to our business model. Our research and development expenses were $21.0 million for the year ended December 31, 2009, $39.8 million for the year ended December 31, 2008, and $25.0 million for the year ended December 31, 2007. However, as a result of our reorganization announced on February 18, 2010, our research and development expenses have been reduced substantially.

Environment

        We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our capital expenditures or results of operations in the future.

Employees

        As of December 31, 2009, we had 56 employees, 40 of whom were engaged in research and product development activities. Following our February 2010 reduction in force, we had 17 employees remaining on our staff. We currently have no active research programs or development of our products underway. Two of our employees hold medical degrees and 7 hold Ph.D.s. Our employees are not represented by a collective bargaining agreement. None of our employees are represented by a labor union and we believe our relations with our employees are good.

Executive Officers of the Registrant

        Our executive officers, their ages and their positions as of February 28, 2010, are as follows:

Name	Age	Position(s)
Paul Goddard, Ph.D.	60	Chairman of the Board and Chief Executive Officer
Peter G. Milner, M.D.	54	President, Research and Development and Director
John Varian	50	Chief Operating Officer and Chief Financial Officer
Pascal Druzgala, Ph.D.	55	Vice President and Chief Scientific Officer
David Nagler	57	Vice President, Corporate Affairs and Secretary

        Paul Goddard, Ph.D. has served as the Chairman of our Board since August 2003 and was appointed our Chief Executive Officer in April 2005. From March 2000 to August 2005, Dr. Goddard served as chairman and part-time executive of several companies including A.P. Pharma, Inc., a pharmaceutical company that completed an initial public offering in 2007, and XenoPort, Inc., a biopharmaceutical company that completed an initial public offering in 2006. From October 1998 until March 2000, he was chief executive officer of Elan Pharmaceuticals, Inc., the largest division of Elan Corporation plc, a biotechnology company. He was chief executive officer of Neurex Corporation, a biotechnology company, from February 1991 until October 1998 when the company was acquired by Elan Corporation plc. Prior to 1991, Dr. Goddard held various senior management positions at SmithKline Beecham plc, a pharmaceutical company, including senior vice president strategic marketing and senior vice president Far East region. He obtained his doctorate degree from St. Mary's Hospital, London, in the area of etiology and pathophysiology of colon cancer. Dr. Goddard remains on the board of directors of A.P. Pharma, Inc., Adolor Corporation, a biopharmaceutical company, and Onyx Pharmaceuticals, Inc., a biopharmaceutical company.

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

        John Varian has served as our Chief Operating Officer since December 2003 and as our Chief Financial Officer since April 2006. He was formerly chief financial officer of Genset S.A., a biotechnology company. He also participated as a key member of the negotiating team in the sale of the company to Serono of Switzerland. From October 1998 to April 2000, Mr. Varian served as senior vice president, finance and administration of Elan Pharmaceuticals, Inc. He was chief financial officer of Neurex Corporation from June 1997 until October 1998 when the company was acquired by Elan Corporation plc. Mr. Varian is a founding member of the Bay Area Bioscience Center and a former chairman of the Association of Bioscience Financial Officers International Conference. He currently serves on the board of directors of Xoma, a biotechnology company. Mr. Varian received a B.B.A. degree from Western Michigan University.

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

        David Nagler has served as our Vice President, Corporate Affairs and Secretary since July 2003. From June 1995 to September 2002, Mr. Nagler served at Genentech, Inc., a biotechnology company, including as its vice president of human resources and its senior director of government affairs. Prior to joining Genentech, Mr. Nagler co-founded JLA Associates in Sacramento, a legislative consulting and association management company that he later sold to Nossaman Guthner Knox & Elliott LLP, a law firm. Mr. Nagler received a bachelor of arts degree in public policy and philosophy from the University of California, Berkeley. Mr. Nagler is a member of the board of directors of UC Davis CONNECT, a program designed to foster the success of new business ventures in the Sacramento region. Mr. Nagler also serves in the City of Pleasanton, California as an appointed member of the City Human Services Commission.

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

        As of December 31, 2009, we had $7.8 million in cash, cash equivalents and marketable securities on hand which is less than the amount needed for us to maintain our current operations for the next 12 months. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital. Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur net losses for the foreseeable future as we explore strategic options in an effort to optimize the value of our assets. While we are currently exploring strategic options available to us, including collaboration arrangements to continue the development and potential commercialization of one or more of our lead product candidates or the sale of any or all of our assets, we cannot forecast with any degree of certainty whether a strategic transaction and/or collaboration arrangement will be achieved on optimal terms or at all. However, should such collaboration arrangements fail to provide sufficient revenue to fund our operations adequately, we will need to raise additional capital to fund our operations and complete development of our product candidates. Our future funding requirements will depend on many factors, including:

  •
  the terms and timing of any collaborative, licensing and other arrangements that we may establish, if any;

  •
  the extent of our success in monetizing the value of our current product candidate portfolio;

  •
  the cost, timing and outcomes of regulatory approvals;

  •
  the size, complexity and cost of our remaining business operations;

  •
  the timing, receipt and amount of sales or royalties, if any, from our potential products; and

  •
  the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

        Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt arrangements and/or a possible collaboration or license of development and/or commercialization rights to one or more of our product candidates. We do not know whether additional funding will be available to us on acceptable terms, or at all.

        If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

        We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

  •
  terminate or delay future clinical trials for one or more of our product candidates;

  •
  further reduce our headcount and capital or operating expenditures; or,

  •
  curtail future drug research and development programs that are designed to identify new product candidates.

        As we explore strategic options, no significant development activity is currently underway on any of our product candidates and therefore we are not able to advance their development.

         We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.

        We have a limited operating history and have incurred significant losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $187.1 million. We expect to continue to incur net losses for the foreseeable future as we explore strategic options available to us. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.

        Because of the numerous risks and uncertainties associated with drug development, we are unable to predict with certainty the costs we will incur in support of our product candidates as we pursue strategic options, including potential collaboration arrangements. Currently, we have no products approved for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financings, debt financings and a single corporate partnership with Procter & Gamble Pharmaceuticals, Inc., or P&G, that was terminated in July 2008. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed, if sales revenue from any product candidate approved by the U.S. Food and Drug Administration, or the FDA, is insufficient or if we fail to enter into partnering arrangements for our product candidates on terms favorable to us, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

         Our loan agreements impose restrictions on us that may adversely affect our ability to operate our business.

        Certain of our loan agreements with our lenders contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions, and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.

        Our failure to comply with the covenants in our loan agreements and other related transactional documents could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. An event of default or an acceleration under one loan agreement could cause a cross-default or cross-acceleration of another loan agreement. Such cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single loan facility. If an event of default occurs, or if other loan agreements cross-default, and the lenders under the affected loan agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such loan agreements.

        Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance and ability to raise additional capital to continue our operations, which will be affected by general economic, financial, regulatory, business and other factors, many of which are beyond our control. Our ability to refinance existing debt obligations will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations or are unable to obtain future credit on acceptable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell or liquidate our assets. In such an event, we may be unable to obtain financing or sell our assets on acceptable terms, or at all.

         General economic conditions, including concerns regarding the current global recession and credit constraints may negatively impact our business, results of operations, and financial condition.

        As widely reported, financial markets in the U.S. and other global markets have been experiencing extreme disruption in the past year, including, among other things, extreme volatility in security prices, declining valuations of certain investments, severely diminished liquidity and credit availability, the failure or sale of various financial institutions and an unprecedented level of government intervention. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. As a company having no commercial operations, such a protracted downturn may hurt our business in a number of ways, including the impact on our ability to access capital and credit markets to meet our financing objectives to allow us to continue our operations, and on our ability to manage our cash balance, current portfolio of cash equivalents or investments in marketable securities. While we are unable to predict the likely duration and severity of the adverse conditions in the U.S. and other countries, any of the circumstances mentioned above could adversely affect our business, financial condition, operating results and cash flow or cash position.

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

        We have three product candidates in late stage clinical development, with tecarfarin in Phase 2/3, and budiodarone and ATI-7505 in Phase 2b. A fourth product candidate, ATI-9242, entered into a Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

  •
  may not demonstrate acceptable safety and efficacy in preclinical trials or clinical trials or otherwise may not meet applicable regulatory standards for approval;

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

        The strategic options we are currently pursuing include potential collaborative arrangements with third parties to develop and commercialize each of our lead product candidates. Dependence on collaborative arrangements for development and commercialization of our product candidates will subject us to a number of risks, including:

  •
  we may not complete a collaborative arrangement in time to avoid delays in clinical development, if at all, and if no collaborative arrangement is achieved, product development may be halted altogether. Currently, there are no clinical activities underway on any of our product candidates;

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

        The strategic options we are currently pursuing include potential collaborations with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including budiodarone, tecarfarin, ATI-7505 and ATI-9242. We are seeking partners because the commercialization of each of our first four product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have the capabilities to perform Phase 3 clinical trials. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

        Because our product candidates are modeled after drugs which are known to have safety problems, the FDA and other regulatory agencies may require additional safety testing which may delay our clinical progress, increase our expected costs or make further development unfeasible. For instance, because of known problems with the drug after which it was modeled, we were required to conduct significant monitoring for cardiac toxicity in our clinical trials of ATI-7505.

        Changes in regulatory approval policies during the development period, changes in, or the enactment of, additional regulations or statutes or changes in the regulatory review team for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or a foreign regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose requirements for post-approval trials, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including substantial monetary penalties and withdrawal of product approval.

        The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data are insufficient for approval and require additional preclinical, clinical or other trials. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Moreover, the FDA may not agree that certain target indications are approvable. For instance, the FDA has never approved a drug for postprandial distress syndrome, or PDS, and we cannot be certain that the FDA will recognize PDS as an indication for which ATI-7505 or other drugs can be approved. As another example, while we believe we have clear direction from the FDA as to the development path for our tecarfarin product candidate based on our various discussions, the FDA may change its judgment on the appropriate development pathway for tecarfarin at any time. Similarly, the clinical trials to be required by the FDA for approval of new anti-arrythmic therapies may change as the FDA considers the approval of similar therapies submitted by competing pharmaceutical companies.

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

        To date, we have not completed the clinical trial program of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

  •
  our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in preclinical and clinical trials;

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

        Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. When referring to "our" patents and other intellectual property in this section, we are referring both to patents and other intellectual property that we own or license. We rely on composition of matter patents for the compounds we develop. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes, and we cannot guarantee that our issued patents will not be held invalid or unenforceable.

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

  •
  any patents issued to us or our collaborators may not provide protection for commercially viable products or may be successfully challenged by third parties;

  •
  the patents of others may have an adverse effect on our ability to do business;

  •
  regulators or courts may retroactively diminish the value of our intellectual property; or,

  •
  due to financial constraints, we may choose to not maintain or further prosecute certain patents in certain geographies and thereby lose patent protection in those geographies.

        Even if valid and enforceable patents cover our product candidates and technologies, the patents will provide protection only for a limited amount of time. As our product candidates are based on a parent drug where much research has been conducted, we may encounter many competitive patents from covered analogs of the parent drug. Our know-how and trade secrets may only provide a competitive advantage for a short amount of time, if at all. Furthermore, we cannot guarantee that our patents, present or future, will have scope sufficient to prevent competing products.

        Our ability and our potential collaborators' ability to obtain and enforce patents is highly uncertain because of the complexity of the scientific and legal issues involved and the subjective nature of issues upon which reasonable minds may differ. Legislative, judicial, and administrative bodies, both foreign and domestic, may issue laws, decisions, and regulations, respectively, that (a) detrimentally affect our ability to obtain protection for our technologies, (b) increase our costs of obtaining and maintaining patents, (c) detrimentally affect our ability to enforce our existing patents, (d) narrow the scope of our patent protection, and/or (e) otherwise diminish the value of our intellectual property in at least the following ways: 1) U.S. Federal Courts and foreign judicial authorities may render decisions that alter the application of the patent laws and detrimentally affect our ability to enforce our patents and obtain patent protection for our technologies; 2) the U.S. Patent and Trademark Office, or USPTO, and foreign counterparts may change the nature of how patent applications are examined and issue regulations that detrimentally affect our ability to obtain patent protection for our technologies and/or increase the costs for obtaining and maintaining protection; and/or 3) Congress and other foreign legislative bodies may make changes to their respective patent laws that may make obtaining and enforcing patents more difficult and/or costly, and/or otherwise diminish the value of our intellectual property or narrow the scope of our patent protection.

        Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue that such patents are invalid and/or unenforceable. Defending against such challenges could be costly, and the outcome is inherently uncertain and may result in the loss of some or all of our rights. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

        Similarly, we may choose to challenge the patents and other rights alleged or asserted by third parties. Such challenges, whether judicial or administrative in nature, could be costly and the outcome uncertain. A negative outcome could detrimentally affect our ability to do business.

        In addition, we may enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, or should the licensors fail to maintain their licensed interest in the licensed patents, we could lose the rights to those technologies and patents, which may have a detrimental affect on our ability to do business.

        As of December 31, 2009, we held 43 issued or allowed U.S. patents and had 16 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 43 U.S. patents that we hold, 38 patents are compound and composition related, having expiration dates from 2013 to 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. The composition of matter patent for ATI-7505, our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and 15 in foreign jurisdictions. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

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

        Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies that are similar or identical to ours, patent applications or issued patents of others may have priority over or dominate our patent applications or issued patents or otherwise prevent us from commercializing our technologies. There are numerous issued and pending applications related to the original molecules and analogs from which our products are engineered. If such pending patents issuing from such pending applications are determined to be valid and construed to cover our products, the development and commercialization of any or all could be negatively affected and even prevented. We do not believe that our activities infringe the patents of others or that the patents of others inhibit our freedom to operate, but we cannot guarantee that we have identified all United States and foreign patents and patent applications that pose a risk of infringement. We may be forced to litigate if an intellectual property dispute arises, and it is possible that others may choose to challenge our position and that a judge or jury will disagree with our conclusions. We could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties. If we do not successfully defend an infringement action, are unable to have infringed patents declared invalid, and do not obtain a license to the patented technology, we may,

  •
  incur substantial monetary damages;

  •
  encounter significant delays in marketing our products; and

  •
  be unable to conduct or participate in the manufacture, use or sale of our products or methods of treatment.

        Similarly, if we initiate suits to defend our patents, such litigation could be costly and there is no assurance we would have the resources to defend our patents or that we would be successful in such processes. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

        Furthermore, our commercial success will depend, in part, on our ability to continue to conduct research to identify additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. In some instances, we may be required to obtain licenses to such third-party patents to conduct our research and development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our research activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, the results of any such litigation are uncertain, and an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some or potentially all of our research and development activities.

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

  •
  fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical trials and delay or prevent marketing approval for our product candidates; and

  •
  breach or fail to perform as agreed under manufacturing agreements.

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

         If our preclinical trials do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.

        To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical and clinical trials that the product candidate is safe and effective in humans. To date, we have not completed all required clinical trials of any product candidate. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our ability to commercialize our product candidates, including:

  •
  regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;

  •
  our preclinical or clinical trials may produce negative or inconclusive results, which may require us to conduct additional preclinical or clinical testing or to abandon development projects;

  •
  we may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

  •
  regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

  •
  the effects of our product candidates may not be the desired effects or may include undesirable side effects; and

  •
  our preclinical or clinical trials may show that our product candidates are not superior to the original drugs on which our product candidates are modeled.

        For instance, our preclinical and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. For example, budiodarone's preclinical trials contain results that have led to our decision to monitor for such effect in the clinic and may continue to be monitored in the clinic in the future. Inhibition of testicular function was observed in one animal species as part of these trials. No such effect has been observed to date in the clinic and monitoring continues. In published trials, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology trials for budiodarone. While we have and will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our clinical trials for budiodarone, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell budiodarone. Similarly, in the clinical testing of budiodarone in patients whose condition also required treatment with warfarin, dose adjustments of warfarin were sometimes required. As is common to most clinical trials, the potential for drug-drug interactions will be monitored. As another example, due to the result of our Phase 2/3 clinical trial of tecarfarin, additional clinical trials of tecarfarin will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that tecarfarin is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In a canine toxicology trial of ATI-7505 performed by our former collaboration partner, P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

        Even when our product candidates do not cause any adverse effects, clinical trials of efficacy may show that our product candidates do not have significant effects on target symptoms or may be inconclusive. For example, in the EmbraceAC trial, tecarfarin demonstrated efficacy essentially the same as in earlier Phase 2 trials but did not achieve the primary endpoint of superiority over warfarin, as measured by time in therapeutic range. ATI-7505 was tested in two Phase 2 clinical trials in which the primary endpoints were not met in comparison to placebo. Although these trials did support ATI-7505's efficacy against certain symptoms as secondary endpoints, if future trials show that ATI-7505 is not sufficiently efficacious to justify its use as a therapy, our business and prospects may be materially adversely affected. In addition, we may need to reformulate the ATI-9242 drug product should we find in our on-going Phase 1 testing that adequate blood levels are not achieved with our current formulation.

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

        Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on our conducting additional costly post-approval trials, implementing a Risk Evaluation and Mitigation Strategy, or REMS, if the FDA determines that a REMS is necessary to ensure the benefits of the drug outweigh the risks, or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable GMP regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.

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

         We are not currently pursuing additional research candidates using our RetroMetabolic Drug Design technology.

        Because we have limited financial and managerial resources, we must focus on pursuing our strategic alternatives related to our later-stage programs and are not pursuing product candidates for the opportunities that we believe remain amenable to our RetroMetabolic Drug Design. We are not currently pursuing additional research candidates using our Retrometabolic Drug Design technology. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. During our recent restructuring, a significant portion of our research and development capability was dismantled. It would require significant time and effort to reestablish these capabilities if discovering or developing earlier-stage programs becomes part of our strategic focus in the future.

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

         If we are unable to enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue.

        We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. It is our intention to use collaborative arrangements to gain access to large sales and marketing organizations in order to commercialize our product candidates. If we do not enter into a collaborative agreement with partners which give us access to a large sales and marketing organization, we may decide to engage contract sales organizations, pharmaceutical or other healthcare companies with an existing sales and marketing organization, and distribution system, to sell, market and distribute our products. If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. If we are not able to partner with a third party, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

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

        The pharmaceutical industry is highly competitive, with a number of established, large pharmaceutical companies, as well as smaller companies. Many of these companies have greater financial resources, marketing capabilities and experience in obtaining regulatory approvals for product candidates than we currently do. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products which may target the same markets as our product candidates. We expect any of the potential products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration and drug delivery. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than us, obtain approvals for such products from the FDA more rapidly than us or develop alternative products or therapies that are safer, more effective and/or more cost effective than any future products developed by us. We also expect to face competition in our efforts to identity appropriate collaborators or partners to help commercialize our product candidates in our target commercial areas.

        Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin due to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, and that Bristol-Myers Squibb Company in collaboration with Pfizer, Inc., and Merck/Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 2 or Phase 3 testing. We are aware of a direct thrombin inhibitor, dabigitran from Boehringer-Ingelheim GmbH, that produced Phase 3 results in September 2009 in a clinical trial treating atrial fibrillation patients in which dabigatran was shown to be superior to warfarin at one of its two doses tested. The first direct thrombin inhibitor presented to the FDA for approval, ximelagatran, previously marketed as Exanta by AstraZeneca plc, has not been recommended for approval due to idiosyncratic liver toxicity problems. Although we believe tecarfarin's mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely provide major competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

        We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation in the United States. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Sanofi-Aventis has been granted approval and launched in the United States its antiarrhythmic therapy Multaq® (dronedarone). Approval was also granted by the European Union in November 2009 and preparations are underway for the launch of Multaq® in Europe. We believe Multaq® will provide substantial competition to budiodarone in the treatment of atrial fibrillation. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide marketed by 3M Company and propafenone, marketed by GlaxoSmithKline, do not have equivalent efficacy to amiodarone but will continue to compete in the atrial fibrillation marketplace. Cardiome Pharma Corporation's oral product, vernakalant, for the treatment of atrial fibrillation, was licensed to Merck in April 2009. This compound, which is in Phase 2 testing, is hoped to have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

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

        ATI-7505 has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic agent which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system's motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also be competitive to ATI-7505, including tegaserod, marketed by Novartis Pharmaceuticals Corporation as Zelnorm, which was temporarily withdrawn from the market and recently re-introduced with restrictive use labeling, TD-5108 being developed by Theravance, and erythromycin. Another prokinetic compound in development in Europe, with the potential for commercialization in the United States and Asia, is prucalopride from Movetis. Prucalopride has been approved for commercialization in certain European countries for the treatment of chronic constipation in women but has not yet been launched. Trials are on-going in Europe testing prucalopride in the treatment of chronic constipation in men. Johnson & Johnson has rights to prucalopride in North American and certain European countries and we expect prucalopride to provide competition in markets around the world. Ironwood Pharmaceuticals and Forest Laboratories are jointly developing linaclotide, a guanylate cyclase C agonist, in North America for the treatment of chronic constipation and irritable bowel syndrome. They have completed two Phase 3 trials in North America with positive efficacy results. Ironwood has licensed development and commercialization rights to linaclotide in both Europe and Asia, and we expect linaclotide to provide competition in specific lower GI tract indications. We believe the most significant competition to ATI-7505 for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. ATI-7505 is targeted at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. ATI-7505 will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

         If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

        Our success depends on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Dr. Goddard, our Chairman and Chief Executive Officer, Dr. Milner, our President, Research and Development, Mr. Varian, our Chief Operating Officer and Chief Financial Officer, and Dr. Druzgala, our Senior Vice President and Chief Scientific Officer, we may not be able to successfully complete our ongoing effort to explore strategic options or develop or commercialize our product candidates. Our ability to retain and incentivize our senior management and key scientific personnel may be impaired by the October 2009 and February 2010 terminations of a substantial portion of our workforce, including Dr. Daniel Canafax, our former Vice President and Chief Development Officer, and this recent primary focus to explore strategic options to optimize the value of our assets. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We carry "key person" insurance in the amount of $1.0 million for each of Drs. Milner and Druzgala, but do not carry "key person" insurance covering any other members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

         Our workforce reductions in October 2009 and February 2010 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

        In October 2009, our board of directors committed to a restructuring plan that resulted in a reduction in force affecting 17 employees in order to improve operational efficiencies. In February 2010, our board committed to a further reduction in force affecting 37 employees in order to further reduce operating expenses and conserve cash resources as we explore various strategic options. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of the restructuring program may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

         We will need to hire additional employees in order to continue to develop or commercialize our product candidates. Any inability to manage future growth could harm our ability to continue to develop or commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

        In order to further develop or commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees since our recent restructurings severely reduced our development capabilities. Because the projected time frame for hiring these additional employees depends on access to additional financial resources and on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development and our existing capital resources, we are unable to project if and when we will hire these additional employees. While to date we have not experienced difficulties in recruiting, hiring and retaining qualified individuals, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense.

        Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to further develop and commercialize our product candidates and compete effectively will depend, in part, on our ability to manage any future growth effectively.

         If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products that we may develop.

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

         Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business, stock price and ability to raise additional capital.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls and, to the extent required, an attestation of the effectiveness of internal controls by our independent auditor. While the company believes that all material information about the company's finances is known to management and that we are able to continue to provide reasonable assurance about the reliability of our financial reporting to stockholders including that the preparation of financial statements for external purposes are in accordance with generally accepted accounting principles, due to the company's recent restructuring we no longer have sufficient personnel to continue with our efforts to maintain and test the internal controls to the extent reasonably necessary to allow us to certify that ARYx is in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2010. If we are required to have an auditor attestation in the first quarter of 2011, and management is unable to certify as to the effectiveness of internal controls as of December 31, 2010, then it is possible that we will receive an adverse opinion from our auditor. Similarly, if we conclude at anytime that our internal controls are no longer sufficient to provide reasonable assurance regarding the reliability of our external financial reporting to stockholders, we may be required to make such a disclosure to our stockholders. Either of these events could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and our ability to raise additional capital.

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

  •
  direct sales of our common stock through our existing equity line facility or other financing arrangements;

  •
  restatements of our financial results and/or material weaknesses in our internal controls;

  •
  the loss of any of our key scientific or management personnel; and,

  •
  announcements regarding the ongoing exploration of the strategic options available to us.

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

         If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.

        Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including either i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders' equity of at least $10 million or ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million . As of December 31, 2009, we had a stockholders' deficit of $2.9 million and subsequent to December 31, 2009 the total market value of our listed securities was less than $50 million. As a result, it is unlikely that we will meet The NASDAQ Global Market's continued listing requirements without the raising of substantial additional capital. In the event we receive sufficient additional capital in the near term from a potential strategic or collaboration arrangement involving any of our lead product candidates or through an equity financing, our stockholders' equity could be in excess of $10 million, which may forestall our delisting from The NASDAQ Global Market. In addition, the bid price of our common stock has recently been as low as $1.10 per share. If the closing bid price of our common stock price is below $1.00 per share for 30 consecutive business days, we could be subject to delisting from The NASDAQ Global Market.

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

         If we sell shares of our common stock under our existing committed equity line financing facility, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

        In October 2009, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $35.0 million of our common stock to Commerce Court over a 24-month period subject to a maximum of 5,494,290 shares of our common stock, including the 114,200 shares of common stock we issued to Commerce Court in October 2009 as Commitment Shares. The sale of shares of our common stock pursuant to the financing arrangement will have a dilutive impact on our existing stockholders. Commerce Court may resell some or all of the shares we issue to them under the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Commerce Court in exchange for each dollar of the advance. Under these circumstances, our existing stockholders would experience greater dilution. Although Commerce Court is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price. As of March 26, 2010 we have issued an aggregate 5,494,290 shares of common stock through our utilization of the Commerce Court equity line facility.

         Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

        Based on our outstanding shares as of December 31, 2009 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 59.7% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to the perception that conflicts of interest may exist or arise.

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

        As of December 31, 2009, we had 28,034,245 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market either in accordance with an effective resale registration statement with the Securities and Exchange Commission or pursuant to the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors' Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

        Certain of our affiliates have rights with respect to registration of a significant number of our shares of common stock under the Securities Act. If such holders, by exercising their registration rights, cause a large number of securities to be sold in the public market, these sales could have an adverse effect on the market price for our common stock and may impair our ability to raise additional capital. In addition, as of December 31, 2009, we have filed three registration statements on Form S-8 under the Securities Act to register up to an aggregate of 5,005,132 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 44,000 square feet of office and laboratory space in one building in Fremont, California, where we conduct our operations. The lease expires in March 2013. We have the option to extend the lease for an additional term of five years. The 2009 annual base rental amount under this lease was $919,600, subject to periodic increases over the remaining lease term. Due to the restructuring of our operations announced in February 2010 a portion of our leased facility may become temporarily or permanently idle. We may choose to sublease a portion of our facility as we do not anticipate a need for additional office or laboratory space in the foreseeable future.

Item 3.    Legal Proceedings

        From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

Item 4.    (Removed and Reserved)

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock

        Our common stock has been traded on the NASDAQ Global Market under the symbol "ARYX" since November 7, 2007. The following table sets forth the range of high and low sales prices of our common stock by quarter as quoted on the NASDAQ Global Market for the periods indicated below.

	High	Low
Calendar Quarter—2009
First Quarter	$4.00	$1.90
Second Quarter	6.32	2.97
Third Quarter	4.69	1.91
Fourth Quarter	3.21	2.24
Calendar Quarter—2008
First Quarter	9.74	3.71
Second Quarter	8.38	5.42
Third Quarter	7.94	4.18
Fourth Quarter	6.09	1.10

        There were approximately 84 holders of record of our common stock as of February 28, 2010. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

        The closing price for our common stock as reported by the NASDAQ Global Market on March 26, 2010 was $0.86 per share.

Performance Measurement Comparison(1)

        The following performance graph shows the cumulative 26-month total return of an investment of $100 on November 7, 2007, the date we became a public company, through December 31, 2009 for our common stock in comparison to the cumulative return on the Standard & Poor's 500 Index and the NASDAQ Biotechnology Index. The stock price performance shown on the graph is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
Among ARYx Therapeutics, Inc., The S&P 500 Index
And The NASDAQ Biotechnology Index

  *$100 invested on 11/7/07 in stock or 10/31/07 in index, including reinvestment of dividends. Fiscal year ending December 31.

  Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Recent Sales of Unregistered Securities

        On October 6, 2009, we entered into a common stock purchase agreement, or the Purchase Agreement, with Commerce Court Small Cap Value Fund, Ltd., or Commerce Court, providing for a financing arrangement that is sometimes referred to as a committed equity line financing facility. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Commerce Court is committed to purchase up to $35.0 million of shares of our common stock over the 24-month term of the Purchase Agreement under certain specified conditions and limitations, provided that in no event may we sell under the Purchase Agreement more than 5,380,090 shares of common stock, which is equal to one share less than 20% of our outstanding shares of common stock on October 6, 2009, the closing date of the Purchase Agreement, less the number of shares of common stock we issued to Commerce Court on the closing date as Commitment Shares described below. Furthermore, in no event will Commerce Court be obligated to purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by Commerce Court, would result in the beneficial ownership by Commerce Court of more than 9.9% of the then outstanding shares of our common stock.

        From time to time over the term of the Purchase Agreement, and in our sole discretion, we may present Commerce Court with draw down notices requiring Commerce Court to purchase a specified dollar amount of shares of its common stock, based on the price per share over 10 consecutive trading days, or the Draw Down Period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down and, if we determine in our sole discretion, a percentage of the daily trading volume of our common stock during the Draw Down Period as well. We are able to present Commerce Court with up to 24 draw down notices during the term of the Purchase Agreement, with only one such draw down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period.

        Once presented with a draw down notice, Commerce Court is required to purchase a pro rata portion of the shares on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price determined by us for such draw down. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 4.2% to 7.0%, based on a minimum price specified by us. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a Draw Down Period, the Purchase Agreement provides that Commerce Court will not be required to purchase the pro-rata portion of shares of common stock allocated to that day. The obligations of Commerce Court under the Purchase Agreement to purchase shares of our common stock may not be transferred to any other party.

        Commerce Court is an "underwriter" within the meaning of Section 2(a)(11) of the Securities Act of 1933, as amended. Commerce Court shall use an unaffiliated broker-dealer to effectuate all sales, if any, of common stock that it may purchase from us pursuant to the Purchase Agreement. In partial consideration for Commerce Court's execution and delivery of the Purchase Agreement, we issued to Commerce Court upon the execution and delivery of the Purchase Agreement 114,200 shares of our common stock, or the Commitment Shares, with each share valued at $3.0648, the average of the volume weighted average prices of our common stock for the 10 trading days immediately preceding October 6, 2009. The issuance of the Commitment Shares, together with all other shares of common stock issuable to Commerce Court pursuant to the terms of the Purchase Agreement, is exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of and Regulation D under the Securities Act.

        On December 11, 2009, we delivered notice to Commerce Court to effect a draw down of up to $1.0 million. The first trading day of the 10-day pricing period for this draw down was December 14, 2009. In connection with this draw down, we issued an aggregate of 413,896 shares of our common stock to Commerce Court, at a per share purchase price of approximately $2.42 and an aggregate purchase price of $1.0 million. The settlement date for this draw down was December 30, 2009. The per share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average prices of our common stock on The NASDAQ Global Market during the pricing period, net a discount of 7.0% per share. We received net proceeds from the sale of these shares of approximately $781,000 after deducting our offering expenses of approximately $219,000 including a placement agent fee of $10,000 paid to Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC. Of the total offering cost, approximately $180,000 was incurred as one time expenses related to the filing of a registration statement on Form S-1 covering the resale of the shares of Common Stock sold to Commerce Court and legal fees incurred upon entering into the Purchase Agreement with Commerce Court.

        On January 4, 2010, we delivered notice to Commerce Court, as subsequently amended, to effect a draw down of up to $1.4 million. The first trading day of the 10-day pricing period for this draw down was January 5, 2010. In connection with this draw down, we issued an aggregate of 490,864 shares of our common stock to Commerce Court, at a purchase price of approximately $2.85 per share and an aggregate purchase price of $1.4 million. The settlement date for this draw down was January 20, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average prices of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 6.1% per share. We received net proceeds from the sale of these shares of approximately $1.38 million after deducting our offering expenses of approximately $25,000, including a placement agent fee of $14,000 paid to Reedland Capital Partners connection with this draw down.

        On February 19, 2010, we delivered notice to Commerce Court, to effect a draw down under the Purchase Agreement. The first trading day of the 10-day pricing period for this draw down was February 22, 2010. In connection with this draw down, we issued an aggregate of 2,764,546 shares of our common stock to Commerce Court, at a purchase price of approximately $1.19 per share and an aggregate purchase price of approximately $3.29 million. The settlement date for this draw down was March 8, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average price of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 7.0% per share. We received net proceeds from the sale of these shares of approximately $3.24 million after deducting our estimated offering expenses of approximately $45,000, including a placement agent fee of $33,000 paid to Reedland Capital Partners in connection with this draw down.

        On March 11, 2010, we delivered notice to Commerce Court, to effect a draw down under the Purchase Agreement. The first trading day of the 10-day pricing period for this draw down was March 12, 2010. In connection with this draw down, we issued an aggregate of 1,710,784 shares of our common stock to Commerce Court, at a purchase price of approximately $1.07 per share and an aggregate purchase price of approximately $1.83 million. The settlement date for this draw down was March 26, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average price of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 7.0% per share. We received net proceeds from the sale of these shares of approximately $1.8 million after deducting our estimated offering expenses of approximately $30,000, including a placement agent fee of $18,311 payable to Reedland Capital Partners in connection with this draw down.

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

        As of December 31, 2009, we have used all of the net proceeds from our initial public offering to fund our (i) external clinical trial activities, including funding manufacturing expenses related to the clinical development of our product candidates; (ii) research and development activities other than external clinical trial expenses; and (iii) general and administrative expenses, working capital needs and other general corporate purposes.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Collaboration services	$—	$232	$262	$2,116	$—
Technology license fees	—	19,492	3,896	1,623	—
Contractual milestone payments	—	—	—	1,000	—

Total revenue	—	19,724	4,158	4,739	—
Costs and expenses:
Cost of collaboration service revenue	—	232	262	2,116	—
Research and development	21,040	39,838	24,994	23,973	22,498
Selling, general and administrative	10,198	10,071	7,702	6,938	5,671

Total costs and expenses	31,238	50,141	32,958	33,027	28,169

Loss from operations	(31,238)	(30,417)	(28,800)	(28,288)	(28,169)
Interest and other income, net	78	1,127	2,591	2,294	876
Interest expense	(2,007)	(1,928)	(1,352)	(1,324)	(671)

Loss before cumulative effect of change in accounting principle	(33,167)	(31,218)	(27,561)	(27,318)	(27,964)
Cumulative effect of change in accounting principle	—	—	—	(10)	—

Net loss	(33,167)	(31,218)	(27,561)	(27,328)	(27,964)

Basic and diluted net loss per share(1)	$(1.21)	$(1.65)	$(8.24)	$(26.84)	$(30.73)

Weighted average shares used to compute basic and diluted net loss per share	27,438	18,964	3,346	1,018	910

(1)
See Note 1 to the notes to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$7,762	$44,954	$63,116	$50,308	$26,341
Total assets	12,406	51,148	69,625	56,764	33,312
Working capital	126	34,831	51,442	39,884	19,970
Deferred revenue	—	—	19,497	23,377	—
Notes payable, net of current portion	5,583	11,278	3,444	6,679	8,921
Preferred stock warrants liability	—	—	—	853	—
Convertible preferred stock	—	—	—	110,665	81,355
Total stockholders' equity (deficit)	(2,916)	27,415	35,347	(93,712)	(67,088)

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

Overview

        We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities.

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

        In February 2010, we retained Cowen and Company, or Cowen, to explore and recommend strategic alternatives for the Company going forward. Concurrently, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps, our headcount was reduced from 73 to 17 employees. We took these steps since we have three compounds at proof-of-concept stage but do not have sufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Cowen is expected to present alternatives for maximizing the value of our assets in the near-term. Those alternatives could include partnerships on one or more of our product candidates, or the sale of our assets, in whole or in part, or some similar arrangement through which the value of our assets to stockholders could be optimized. As of December 31, 2009, we had approximately $7.8 million in cash, cash equivalents and marketable securities on hand which is less than the amount needed for us to maintain our current operations for the next 12 months. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. For instance, our most recent source of funding has been through utilization of the Commerce Court equity line facility. However, as of March 26, 2010, we had issued an aggregate of 5,494,290 shares of our common stock under the equity line financing facility, and will no longer be able to utilize the equity line financing facility as a result. We will likely seek additional sources of funding to allow us to continue our operations as we explore strategic options available to us.

        Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future as we explore strategic options for the company. We are unable to predict the extent of any future losses or the degree of success we may have in the exploration and execution of our strategic options.

  Restructuring of Operations

        On October 29, 2009, we announced a restructuring of operations which included a reduction in personnel from 73 employees to 56 employees. The staff reduction affected all functions within the company and was accompanied by changes within the organizational structure to improve the efficiency of our operations. We recognized a charge of approximately $375,000 related to the restructuring during the fourth quarter of 2009 which included costs for severance pay, extended healthcare benefits and outplacement services for the exiting employees. Additionally, we made an assessment to determine if there had been any impairment of assets resulting from the restructuring and concluded that no such impairment had occurred.

        On February 18, 2010 we announced an additional restructuring of operations which included a substantial reduction in force from 56 employees to 17 employees. The positions impacted were across all business functions, including the research and development, clinical, operations and general and administrative departments. The restructuring plan was primarily designed to reduce operating expenses and conserve cash resources as we explore various strategic options. We expect to complete the restructuring during the first quarter of 2010. Additionally, we announced the retention of Cowen and Company, an investment bank, to help us explore strategic alternatives to realize optimal value for our late-stage assets.

        Employees affected by the reductions in force were provided with severance payments, continuation of current benefits and outplacement assistance. Severance payments to employees terminated as part of the February 2010 restructuring consisted of 50% cash and 50% ARYx common stock in order to minimize the associated cash expense, with an aggregate 460,940 shares of common stock issued under our equity incentive plan.

        As a result of the February 2010 restructuring plan, we estimate that we will incur an aggregate restructuring charge of approximately $1.1 million in the first quarter of 2010 including costs for severance pay, employee benefits and outplacement services. The estimated restructuring charge will include approximately $0.9 million of cash expenditures and approximately $0.2 million of non-cash charges, net of any adjustments related to stock compensation expense. As part of the restructuring, we also will be assessing any possible impairment of assets related to idle facilities and equipment resulting from the February 2010 restructuring and may incur additional expense during the first quarter of 2010 related to the write-down of any such assets. Additionally, the restructuring charge that we expect to incur in connection with the restructuring plan is subject to a number of assumptions, and actual results may materially differ. As a result of our restructuring activities, we anticipate a substantial reduction in our future operating expenses following the completion of our recent restructuring activities.

  Revenue

        In connection with our prior collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and recognized in our consolidated statement of operations as revenue on a straight-line basis over the performance and service period. The collaboration agreement was terminated on July 2, 2008, at which time the performance and service period effectively ended. Pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G. As a result, we have recognized as revenue all $25.0 million of the nonrefundable upfront license fee as of December 31, 2008. No revenue was recognized in 2009.

        In addition, we had recognized a cumulative total of $2.6 million through December 31, 2008 as collaboration service revenue in connection with product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program. Effective with P&G's notice of termination on July 2, 2008, we no longer provide these support services to P&G for the development of ATI-7505; therefore those services are no longer a source of revenue for us.

        Revenue generated from the P&G agreement was our only source of revenue. While we continue to seek partners for each of the four product candidates in our portfolio, there is no assurance that partnering or other arrangements will be available to us or on terms acceptable to us. See Part I—Item 1A. "Risk Factors" of this report for further discussion.

  Cost of Collaboration Service Revenue

        We incurred costs for certain services provided to P&G, including costs for pharmaceutical development, patent filing and maintenance and other activities related to the ATI-7505 program, which are related to the service revenue we generated in connection with our collaboration agreement with P&G. These expenses are reported separately in our income statement as cost of collaboration service revenue. Through December 31, 2008, we had recorded a cumulative total of $2.6 million of expense related to these activities since the commencement of our collaboration arrangement with P&G in June 2006.

  Research and Development

        Our research and development expense consists of expenses incurred in identifying, testing and developing our product candidates. These expenses consist primarily of fees paid to contract research organizations and other third parties to assist us in managing, monitoring and analyzing our clinical trials, clinical trial costs paid to sites and investigators' fees, costs of nonclinical trials including toxicity trials in animals, costs of contract manufacturing services, costs of materials used in clinical trials and nonclinical trials, laboratory related expenses, research and development support costs including certain regulatory, quality assurance, project management and administration, allocated expenses such as facilities and information technology that are used to support our research and development activities and related personnel expenses, including stock-based compensation. Research and development costs are expensed as incurred.

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

        The following table summarizes our research and development expense for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Direct research and development expense by product candidate:
Tecarfarin	$7,422	$18,065	$5,439
Budiodarone	899	6,651	3,575
ATI-7505	155	327	154
ATI-9242	—	1,272	2,715
Other research programs	237	901	590

Total direct research and development expense	8,713	27,216	12,473
Personnel, administrative and other expense	12,327	12,661	12,714
Less: Research and development portion of the cost of collaboration service revenue	—	(39)	(193)

Total research and development expense	$21,040	$39,838	$24,994

        From our inception through December 31, 2009, we estimate that approximately $40.2 million of expense was directly incurred for our tecarfarin product candidate, approximately $25.2 million was directly incurred for our budiodarone product candidate, approximately $5.1 million was directly incurred for our ATI-9242 product candidate, approximately $22.7 million was directly incurred for our ATI-7505 product candidate, and approximately $70.1 million was incurred for our personnel, administrative and other research and development program expenses.

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

        At this time, due to the risks inherent in our business and given the various stages of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in support of our product candidates as we pursue strategic options available to us, including potential collaboration arrangements involving our product candidates. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements may be secured, if at all, and to what degree such arrangements would affect our current operating plans and capital requirements.

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

        If we fail to complete the development of any of our product candidates in a timely manner, it could have a material effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our product candidates could have a material adverse effect on our results of operations. However, as we explore strategic alternatives, we expect to expend no efforts or resources towards further development of our product candidates. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed in Part I—Item 1A. "Risk Factors" section of this report.

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

  Income Taxes

        As of December 31, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $179.7 million which expire between 2021 and 2029 if not utilized, and federal research and development tax credit carryforwards of approximately $4.4 million which expire beginning in 2020 if not utilized. In addition, we have net operating loss carryforwards for state income tax purposes of approximately $171.9 million which expire between 2011 and 2019 if not utilized, and state research and development tax credit carryforwards of approximately $4.2 million which do not expire. Section 382 of the Internal Revenue Code of 1986, as amended, provides for a limitation on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as defined in this section. We concluded that we experienced such a change in ownership in June of 2002. As a result of this change in ownership, our ability to use the net operating losses and tax credits incurred prior to the ownership change will likely be limited in future periods.

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

  Fair Value Estimates of Auction Rate Securities

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosure. The measurement and disclosure requirements related to financial assets and financial liabilities became effective for us beginning in the first quarter of 2008. Accordingly, we began to measure the fair value of financial assets in our available-for-sale securities portfolio beginning in the first quarter of 2008 and began to value our auction rate securities using significant unobservable inputs.

        In early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. Although we did experience liquidity in our auction rate securities portfolio during the first nine months of 2008, the illiquid auction rate market at large requires that the auction rate security held in our portfolio at December 31, 2009 be measured using significant unobservable inputs in accordance with guidance provided by ASC 820. The fair value of our auction rate security as of December 31, 2009, was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and a marketability discount. We revise our estimates for each input as of each financial statement reporting period based upon known and expected market conditions as well as specific information we have regarding the instrument. Different inputs to our valuation model that we could have used, or different subjective judgments or assumptions that we could have chosen, are not likely to have a material impact on our financial position or results of operations.

        As of December 31, 2009, we held in our marketable securities portfolio one auction rate security with a par value of $500,000. We have determined that the fair value of the instrument at December 31, 2009 was $353,000, net of an estimated $147,000 loss representing a 29.4% reduction in the carrying value for this instrument. We recorded a loss of $14,000 and $133,000 for years ending December 31, 2009 and 2008, respectively. Based on the lack of liquidity in the auction rate market and our expectations regarding market conditions, we concluded that the impairment to the fair value of our auction rate holding as of December 31, 2009, was other-than-temporary in accordance with guidance provided by ASC Topic 320, Investments-Debt and Equity Securities. The reduction in carrying value is reflected as a loss in our consolidated statement of operations. Subsequent to December 31, 2009 we sold our one remaining auction rate instrument at a 26% discount to par value or $370,000 plus accrued interest. Accordingly, we classify this auction rate instrument valued at approximately $353,000 as a current asset on the balance sheet as of December 31, 2009.

  Revenue Recognition

        We follow the revenue recognition criteria outlined in the ASC 605, Revenue Recognition, and ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their respective fair values. Applicable revenue recognition criteria, such as persuasive evidence an arrangement exists, transfer of technology has been completed or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured, are then applied to each of the units. Determination of whether persuasive evidence of an arrangement exists, what the period of involvement is, whether transfer of technology has been completed or services have been rendered during the period of involvement, and the ultimate collectability of payments is based on management's judgments. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

  •
  Service revenue consists of reimbursement of services performed or costs incurred under contractual arrangements. Revenue from such services is based upon 1) negotiated rates for full time equivalent employees that are intended to approximate our anticipated costs, or 2) direct costs incurred. Certain of our costs incurred under the collaboration agreement with P&G were reimbursable, and such reimbursement of costs was recognized as revenue on a gross basis as costs were incurred in accordance with the FASB ASC Topic 605-45, Revenue Recognition—Principal Agent Considerations. We have recognized a cumulative total of $2.6 million as of December 31, 2008 as collaboration service revenue in connection with product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program since the beginning of our collaboration with P&G. Effective with P&G's notice of termination of the collaboration agreement in July 2008, we no longer provide these support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us.

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

  Expenses Accrued Under Contractual Arrangements with Third Parties

        A substantial portion of our research and development activities are performed under contractual arrangements we enter into with external service providers, including contract research organizations and contract manufacturers. We accrue for costs incurred under these arrangements based on our estimates of services performed and costs incurred as of a particular balance sheet date. Our estimation of expenses incurred is based on facts and circumstances known to us and includes the consideration of factors such as the level of services performed, patient enrollment, administrative costs incurred, and other indicators of services completed. The majority of our service providers invoice us in arrears, and to the extent that amounts invoiced are less than our estimates of expenses incurred, we accrue for those additional costs. Further, based on amounts invoiced to us by our service providers, we may also record certain payments made to those providers as prepaid expenses that will be recognized as expense in future periods as services are rendered. We make these estimates as of each balance sheet date in our consolidated financial statements.

        Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting expenses that are too high or too low. Any such differences may result in adjustments in future periods.

  Stock-Based Compensation

        On January 1, 2006, or the effective date, we began accounting for stock-based compensation in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, or ASC 718. Under the provisions of ASC 718, compensation expense related to stock-based transactions, including employee and director stock-based awards, is estimated at the date of grant based on the stock award's fair value and is recognized as expense over the requisite service period.

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

	Year Ended December 31,
	2009	2008	2007
Expected volatility	82% - 86%	73% - 79%	73%
Weighted-average expected term (in years)	6.2	5.7	4.0
Weighted-average risk-free interest rate	2.5%	2.9%	4.4%
Expected dividends	—%	—%	—%
Weighted-average grant date fair value per share	$1.97	$4.57	$2.41

        ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and separate groups of employees that have similar historical forfeiture behavior are separately considered for expense recognition.

        In the absence of a public trading market for our common stock prior to our initial public offering in November 2007, the fair value of our common stock was determined by our board of directors in good faith based upon consideration of a number of objective and subjective factors. We performed a contemporaneous valuation analysis to determine the fair market value of our common stock as of July 2007, which resulted in an estimated fair market value per share at that date of $6.00. All equity awards to our employees, including executive officers, and to our directors were granted at no less than the fair market value of our common stock as determined in good faith by our board of directors on the date of grant.

        We continue to account for stock options issued to non-employees in accordance with the recognition provisions of ASC 718, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. The fair value of non-employee options in the years ended December 31, 2009, 2008 and 2007 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: a dividend yield of zero, volatility of 86%, maximum contractual life of ten years and a risk-free interest rate of 2.5%, 2.9%, and 4.4%, respectively. Compensation expense related to non-employee option grants of $3,000, $10,000, and $13,000 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, options to purchase 2,188 shares of our common stock remain subject to re-measurement accounting under ASC 718.

        Total compensation cost that has been recorded in the statement of operations, which includes stock-based compensation expense under ASC 718 and the value of options issued to non-employees for services rendered, is allocated as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Research and development:
Officer compensation	$279	$306	$115
Employee and consultant compensation	362	624	355
Selling, general and administrative:
Director and officer compensation	1,162	958	669
Employee and consultant compensation	128	260	66

Total stock-based compensation	$1,931	$2,148	$1,205

        The total compensation cost related to unvested stock option grants not yet recognized as of December 31, 2009 was $1.2 million, and the weighted-average period over which these grants are expected to vest is 1.18 years.

Results of Operations

Comparison of Years Ended December 31, 2009, 2008 and 2007

  Revenue

	Year Ended December 31,			2008 to 2009 Change		2007 to 2008 Change
	2009	2008	2007	$	%	$	%
	(in thousands, except percentages)
Collaboration services	$—	$232	$262	(232)	(100)%	(30)	(11)%
Technology license fees	—	19,492	3,896	(19,492)	(100)%	15,596	400%

Total revenue	$—	$19,724	$4,158	(19,724)	(100)%	15,566	374%

        We had no revenues in 2009. For the year ended December 31, 2008, we generated $19.7 million in revenue related to our collaboration agreement with P&G which was terminated in July 2008. Of the $19.7 million of revenue recognized, $232,000 was related to reimbursements for certain pharmaceutical development costs and patent maintenance costs incurred by us on behalf of P&G and $19.5 million was related to the recognition of the deferred upfront license fee received in 2006. For the year ended December 31, 2007, we generated $4.2 million in revenue related to our collaboration agreement with P&G. Of the $4.2 million revenue recognized, $262,000 was related to reimbursements for certain pharmaceutical development costs and patent maintenance costs incurred by us on behalf of P&G and $3.9 million was related to recognition of a portion of the deferred upfront license fee received in 2006.The $15.6 million increase in revenue for 2008 as compared to 2007 was primarily due to the recognition of the remaining deferred license fee revenue as a result of the termination of our collaboration agreement with P&G on July 2, 2008.

  Cost of Collaboration Services

	Year Ended December 31,			2008 to 2009 Change		2007 to 2008 Change
	2009	2008	2007	$	%	$	%
	(in thousands, except percentages)
Cost of collaboration services	$—	$232	$262	$(232)	(100)%	$(30)	(11)%

        We had no cost of revenue in 2009. Cost of revenue in 2008 and 2007 was associated with our collaboration agreement with P&G. For the years ended December 31, 2008 and 2007, costs associated with our collaboration service revenue consisted of third party pass-through costs related to pharmaceutical development, costs of transitional services provided by us, and legal expense incurred for patent filings and maintenance. The $30,000 decrease in cost of revenue for 2008 as compared to 2007 was primarily due to the completion of certain pharmaceutical development activities conducted by third-party vendors.

  Research and Development Expense

	Year Ended December 31,			2008 to 2009 Change		2007 to 2008 Change
	2009	2008	2007	$	%	$	%
	(in thousands, except percentages)
Research and development expense	$21,040	$39,838	$24,994	$(18,798)	(47)%	$14,844	59%

        The $18.8 million decrease in research and development expense for 2009 as compared to 2008 was primarily due to:

  •
  a $5.2 million reduction in clinical trial expenditures and a reduction of $3.1 million in pharmaceutical manufacturing costs related to our completion of the Phase 2/3 clinical trial on tecarfarin, a $1.3 million reduction in clinical trial expenditures related to completion of a tecarfarin pilot trial, and a $1.0 million reduction in tecarfarin related non-clinical trial expenditures,

  •
  a $3.6 million reduction in clinical trial expenditures and a reduction of $700,000 in pharmaceutical manufacturing costs related to the completion of our Phase 2b clinical trial of budiodarone and a $1.5 million reduction in budiodarone related non-clinical trial expenditures,

  •
  a $1.3 million reduction in expenditures related to our ATI-9242 program due in part to the suspension of clinical development in the program to conserve our cash resources, and

  •
  an $800,000 reduction in expenditures related to our other research programs.

        The $14.8 million increase in research and development expense for 2008 as compared to 2007 was primarily due to:

  •
  a $12.1 million increase in clinical trial expenditures and an increase of $2.7 million in pharmaceutical manufacturing costs related to our Phase 2/3 clinical trial of tecarfarin, a $1.3 million increase in clinical trial expenditures related to a tecarfarin pilot trial, offset by an aggregate $3.3 million reduction in tecarfarin expenditures related to the completion of a proof-of-concept trial and other trials in 2007,

  •
  a $1.5 million increase in expenditures related to a Phase 2b clinical trial of budiodarone and a $1.6 million increase in budiodarone related non-clinical trial expenditures, and

  •
  a $300,000 increase in expenditures related to our other research programs, partially offset by

  •
  a $1.4 million reduction in expenditures related to our ATI-9242 program.

  Selling, General and Administrative Expense

	Year Ended December 31,			2008 to 2009 Change		2007 to 2008 Change
	2009	2008	2007	$	%	$	%
	(in thousands, except percentages)
Selling, general and administrative expense	$10,198	$10,071	$7,702	$127	1%	$2,369	31%

        The increase in selling, general and administrative expense of $127,000 in 2009 as compared to 2008 was primarily due to increases in personnel and personnel related costs, including an increase of $72,000 for stock-based compensation expense. The increase in selling, general and administrative expense of $2.4 million in 2008 as compared to 2007 was primarily due to a $500,000 increase in stock-based compensation expense, an increase in our administrative staff, increased patent filing costs and fees related to the protection of our intellectual property rights and other costs in support of our expanded research and development and public company administration.

  Interest and Other Income, Net

	Year Ended December 31,			2008 to 2009 Change		2007 to 2008 Change
	2009	2008	2007	$	%	$	%
	(in thousands, except percentages)
Interest and other income, net	$78	$1,127	$2,591	$(1,049)	(93)%	$(1,464)	(57)%

        The decrease in interest income and other income, net of other expenses, in 2009 as compared to 2008 was primarily due to $1.2 million of lower interest income resulting from lower average cash, cash equivalent and marketable securities on-hand and a generally low interest rate environment partially off-set by a reduced loss on investment and lower franchise taxes. The $1.5 million decrease in interest and other income, net of other expenses, in 2008 as compared to 2007 was primarily due to a $1.2 million decrease in interest income on our investment portfolio as a result of significantly lower short-term interest rates in 2008 as compared to 2007 and a $133,000 loss on investment in the one auction rate security then held in our marketable securities portfolio.

  Interest Expense

	Year Ended December 31,			2008 to 2009 Change		2007 to 2008 Change
	2009	2008	2007	$	%	$	%
	(in thousands, except percentages)
Interest expense	$2,007	$1,928	$1,352	$79	4%	$576	43%

        The $79,000 increase in interest expense in 2009 as compared to 2008 was due to the increased amortization of warrant issuance cost for warrants issued to Lighthouse Capital Partners V, L.P., or Lighthouse as part of a debt restructuring agreement in late 2008 partially offset by reduced interest costs due to a lower outstanding loan principal balance in 2009. The $576,000 increase in interest expense in 2008 as compared to 2007 was primarily due to an increase in our outstanding debt resulting from a $9.0 million drawdown under our debt facility in February 2008 and an extension of our existing debt facility with Lighthouse in October 2008, combined with the amortization of the cost of warrants issued in connection with the drawdown and loan extension.

  Cumulative Effect of Change in Accounting Principle

        There were no changes in accounting principles for the years ended December 31, 2009, 2008 and 2007.

Liquidity and Capital Resources

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(34,967)	$(45,218)	$(27,705)
Investing activities	8,414	(2,410)	23,368
Financing activities	(2,037)	28,151	41,153

Total cash provided (used)	$(28,590)	$(19,477)	$36,816

        As of December 31, 2009, the Company had cash, cash equivalents and marketable securities on hand in the amount of $7.8 million, current payables and accrued liabilities of approximately $2.6 million and approximately $6.1 million in current notes and related interest payable. As of December 31, 2009, the Company had outstanding non-current liabilities of $6.6 million. Since our inception, we have incurred significant net operating losses and, as of December 31, 2009, we had an accumulated deficit of $187.1 million. We have not achieved sustained profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not expect that cash on hand as of December 31, 2009 will be sufficient to fund our operations during the following 12-month period.

        Net cash used in operating activities was $35.0 million, $45.2 million and $27.7 million in the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in each of these periods was primarily due to the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities, partially offset by the receipt of a $25.0 million nonrefundable upfront license fee payment and other revenue from P&G in the year ended December 31, 2006.

        Net cash provided by investing activities was $8.4 million and $23.4 million in the years ended December 31, 2009 and 2007, respectively Net cash used in investing activities was $2.4 million in the year ended December 31, 2008. Investing activities consist primarily of purchases and sales of marketable securities and capital asset purchases. Purchases of property, equipment and leasehold improvements were $141,000, $644,000 and $499,000 in the years ended December 31, 2009, 2008 and 2007, respectively.

        Net cash used in financing activities was $2.0 million in the year ended December 31, 2009. Net cash provided by financing activities was $28.2 million and $41.2 million in the years ended December 31, 2008 and 2007, respectively. Proceeds from financing activities consist primarily of the net proceeds from the sale of our common and preferred stock as well as long-term debt financing arrangements, net of principal payments on outstanding debt. In December 2009, we began utilizing our equity line financing facility with Commerce Court and had received aggregate net proceeds of approximately $781,000 as of December 31, 2009. In addition, we reduced the amount outstanding under our notes payable by $3.0 million in 2009. In November 2008, we completed a private placement of equity and received aggregate net proceeds of approximately $20.4 million pursuant to a securities purchase agreement with certain institutional and other accredited investors. Also in 2008, we utilized the $9.0 million loan facility extended to us by Lighthouse and secured a $1.0 million equipment financing arrangement with Oxford Finance Corporation. In 2007, we completed our initial public offering of equity securities and received aggregate net proceeds of approximately $43.8 million.

  Equity Line Financing Facility

        On October 6, 2009, we entered into the Purchase Agreement with Commerce Court, and began drawing down funds pursuant to the equity line financing facility in December 2009. On December 11, 2009, we delivered notice to Commerce Court to effect a draw down of up to $1.0 million under the Purchase Agreement. In connection with this draw down, we issued an aggregate of 413,896 shares of our common stock to Commerce Court, at a per share purchase price of approximately $2.42 and an aggregate purchase price of $1.0 million. We received net proceeds from the sale of these shares of approximately $781,000 after deducting our offering expenses of approximately $219,000 including a placement agent fee of $10,000 paid to Reedland Capital Partners. Of the total offering cost, approximately $180,000 was incurred as one time expenses related to the S-1 filing and legal fees incurred upon entering into the Purchase Agreement with Commerce Court. As of March 26, 2010 we had issued an aggregate 5,494,290 shares of common stock with gross proceeds of approximately $7.5 million through our utilization of the Commerce Court equity line facility.

  2008 Private Placement

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

  P&G Collaboration Agreement

        In August 2006, we received a $25.0 million nonrefundable upfront license fee in connection with our collaboration agreement with P&G, which was subsequently terminated on July 2, 2008. Pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G; however, the P&G collaboration agreement is no longer a source of revenue for us.

  Oxford Loan Agreement

        On December 31, 2008, we entered into a master loan agreement with Oxford Finance Corporation, or Oxford, for a secured equipment line of credit equal to $1.5 million. The loan agreement provides for a 36 month repayment term from each date of funding. We currently have one promissory note outstanding under the agreement for $1.0 million at a fixed interest rate of 11.50%. The arrangement provides for monthly payments of principal and interest through January 2012. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, a change in business, ownership and location, a merger or acquisition, bankruptcy and other standard provisions. The agreement also contains a provision for default upon the occurrence of a material adverse change as defined under the agreement as well as a cross-default provision related to our other debt arrangements. The agreement contains no financial covenants. Funds borrowed under the agreement are secured by specific equipment assets and Oxford has a first priority security interest in those assets. Any mandatory or voluntary prepayment of the amount borrowed will trigger a prepayment penalty of 5% of the outstanding principal balance if prepayment is made before the 19th month from date of funding, 3% of the outstanding principal balance if prepayment is made between the 19th and 24th months from date of funding, and 2% of the outstanding principal balance if prepayment is made after the 24th month from the date of funding. As of December 31, 2009, a loan principal balance of $704,000 remained outstanding with Oxford in addition to a balloon payment of $20,000 payable at final loan maturity or upon prepayment of the loan.

  Lighthouse Loan Agreements

        On March 28, 2005, we entered into a loan agreement with Lighthouse, which was amended on October 19, 2007 and on October 17, 2008. The original agreement provided for up to $10.0 million in debt financing. The agreement was amended in October 2007 to provide for up to $9.0 million of additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. The original outstanding promissory note provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allows for prepayment of principal with respect to the original promissory note whereupon the $1.2 million balloon interest payment is accelerated and due at the time of prepayment of the outstanding loan balance. The October 2007 amended loan agreement provides that the additional $9.0 million borrowed under a separate promissory note is subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at an interest rate to be fixed as of October 1, 2008. Pursuant to the October 2007 amended loan agreement, we are obligated to make a balloon interest payment of $675,000 at time of prepayment or at loan maturity. Any mandatory or voluntary prepayment of the $9.0 million borrowed will trigger a prepayment penalty equal to 3% of the outstanding principal balance being prepaid. The October 2008 loan amendment provides for an interest-only monthly repayment period through June 30, 2009 with respect to our outstanding loan obligation of $12.2 million with Lighthouse at a stated interest rate of 9.75% per annum. Thereafter, we are obligated to repay $3.2 million of the total loan obligation over a 12-month period commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments, at a stated interest rate of 9.75% per annum through June 30, 2010, with the original balloon interest payment of $1.2 million payable in June 2010. In connection with the October 2008 loan amendment, we agreed to pay Lighthouse a restructure fee of $200,000 which is payable upon the earlier of a prepayment or maturity of the $3.2 million portion of our total outstanding loan obligation in June 2010. The remaining $9.0 million loan obligation is required to be repaid over 36 months commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments, at a stated interest rate of 12.25% per annum through June 30, 2012, with a balloon interest payment of $675,000 payable in June 2012.

        The loan agreement with Lighthouse contains no financial covenants and no material adverse change clause. Default terms under the loan agreement include borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, borrower insolvency, bankruptcy and other standard provisions. The agreement also contains a cross-default provision related to our other debt arrangements. Under the terms of the loan agreement, as amended, Lighthouse has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The loan agreement precludes us from incurring additional material debt amounts with the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness. As of December 31, 2009, we had fully utilized the total debt commitment available under the loan agreement, as amended, and had a total unpaid principal balance outstanding of $9.4 million in addition to a balloon payment of $1.4 million payable in June 2010 and a balloon payment of $675,000 payable in June 2012.

  GE Loan Agreement

        Our debt financing with General Electric Capital Corporation, or GE, provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve's three-year and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have one promissory note outstanding under the loan agreement with GE with a stated interest rate of 11.75%. Under the loan agreement with GE, events of default include nonpayment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. The agreement also contains a provision for default upon the occurrence of a material adverse change as defined under the agreement as well as a cross-default provision related to our other debt arrangements. The agreement contains no financial covenants. Funds borrowed under the loan agreement with GE are secured by specific equipment assets and GE has a first priority security interest in those assets. No warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. The loan agreement provides for monthly payments of principal and interest through July 2010. As of December 31, 2009, the total unpaid principal balance outstanding under our existing GE equipment loans was $65,000.

  Future Funding Requirements

        Our future funding requirements will depend upon many factors, including:

  •
  the extent of our success in monetizing the value of our current product candidate portfolio;

  •
  the size, complexity and cost of our remaining business operations;

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

        Our ability to continue operations will be dependent on our ability to obtain additional funding and such funding may not be available to us on acceptable terms, or at all. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. For instance, our most recent source of funding has been through utilization of the Commerce Court equity line facility. We may continue to raise funds under the Commerce Court facility. However, given certain contractual and regulatory limitations in our ability to use the Commerce Court facility, we will likely seek additional sources of funding to allow us to continue our operations as we explore strategic options available to us. If we are unable to raise additional funds when needed, we may not be able to continue our current operations and we may not have sufficient resources to fully explore the strategic options available to us. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to the holders of our common stock and could contain covenants that restrict our operations. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. To the extent that we raise additional capital through licensing or other arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves for a higher profit margin. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or our ability to fully explore our strategic options. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations

        Our contractual obligations at December 31, 2009 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Short and long-term debt obligations (including interest)	$13,554	$7,105	$6,449	$—	$—
Operating lease obligations	3,173	993	2,013	167	—

Total contractual obligations	$16,727	$8,098	$8,462	$167	$—

        The table above reflects only payment obligations that are fixed and determinable. Our contractual obligations as of December 31, 2009 include short and long-term debt obligations to Lighthouse, GE and Oxford, operating lease obligations for our facility in Fremont, California, obligations for certain leased equipment, and other obligations including minimum contractual obligations for research and development agreements containing specific cancellation terms.

Recent Accounting Pronouncements

        In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect that adoption will have a material impact on our consolidated financial statements.

        Effective July 1, 2009, the Company adopted The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles, or ASC 105. This standard establishes only two levels of U.S. generally accepted accounting principles, or GAAP, authoritative and non-authoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company's financial position or results of operations.

        Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The Company began applying the update in the second quarter of 2009 and its adoption did not impact the Company's financial statements, other than the disclosures required by the update.

        Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company's financial statements.

Off-Balance Sheet Arrangements

        Since inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate and Market Risk

        Our exposure to interest rate risk is related to our cash, cash equivalents and investments. We do not use derivative financial instruments in our investment portfolio. The goal of our investment policy is to preserve our capital to fund operations. We also seek to maximize income from such investments without assuming material risks. To achieve our goal, we maintain a marketable securities portfolio of investments in various debt and commercial paper instruments. As of December 31, 2009, we had cash, cash equivalents and marketable securities of $7.8 million individually having maturities or interest rate reset periods of less than one year, with the exception of a single auction rate instrument. A decline in short-term interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $80,000. Due to the composition and expected duration of our short-term investment portfolio, we do not expect a 100 basis point change in short-term interest rates to have a material impact on the fair value of our short-term investments. Since our inception, unrealized and realized losses in our marketable securities portfolio arising from interest rate fluctuations have not been material. We actively monitor changes in the interest rate environment to assess its potential impact on our investment portfolio.

        As of December 31, 2009, one auction rate security with an estimated fair value of $353,000 remained in our marketable securities portfolio. As of December 31, 2009, the security had limited market liquidity. While we believed that the limited liquidity for this instrument was due to temporary market conditions, we revalued our estimate of fair value for this instrument in light of known and perceived market conditions as of each recorded balance sheet date. Based on our revaluation, we recorded a loss of $14,000 and $133,000 in our consolidated statement of operations as of December 31, 2009 and 2008, respectively, representing a cumulative 29.4% discount to par value for the instrument. Subsequent to December 31, 2009 we liquidated and sold our remaining auction rate instrument at a twenty-six percent discount to par value or $370,000 plus accrued interest.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As of December 31, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2009.

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

  Management's Report on Internal Control over Financial Reporting for 2009

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

        Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

  Changes in Internal Control over Financial Reporting

        No change was made in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item with respect to our executive officers may be found under the caption entitled "Executive Officers of the Registrant" in Item 1 of this Annual Report on Form 10-K. The information required by this item relating to our directors and nominees for director may be found under the section entitled "Proposal 1—Election of Directors" in the proxy statement for our 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference. The information required by this item relating to our audit committee, audit committee financial expert and procedures by which stockholders may recommend nominees to our board of directors, may be found under the section entitled "Corporate Governance and Board Matters" appearing in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act may be found under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        The information required by this Item is included in the proxy statement for our 2010 annual meeting of stockholders under the sections entitled "Executive Compensation" and "Director Compensation," and is incorporated herein by reference.

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

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Equity Incentive Plan(1)	1,502,968	$2.11	—
2007 Equity Incentive Plan(2)	1,409,992	4.66	1,039,708
2007 Non-Employee Directors' Stock Option Plan(3)	139,992	6.66	143,336
2007 Employee Stock Purchase Plan(4)	—	—	544,096
Equity compensation plans not approved by security holders:	—	—	—

Total:	3,052,952		1,727,140

(1)
As of December 31, 2009, options to purchase 1,502,968 shares of common stock remained outstanding under the 2001 Equity Incentive Plan, or 2001 Plan. In addition, 68,333 shares subject to stock bonus awards and restricted stock awards have been granted under the 2001 Plan, of which 8,327 shares were subject to our right of repurchase as of December 31, 2009. Subsequent to the initial public offering of our common stock in November 2007, no further options will be granted under the 2001 Plan and all shares of common stock remaining and available for future issuance were cancelled; however, all outstanding options continue to be governed by their existing terms.

(2)
As of December 31, 2009, an aggregate of 2,449,700 shares of common stock were reserved for issuance under the 2007 Equity Incentive Plan, or 2007 Plan, of which 1,039,708 remained available for future issuance. The number of shares reserved for issuance under the 2007 Plan automatically increases on each January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 4.0% of the total number of shares of our common stock outstanding on December 31st of the proceeding calendar year or (b) a lesser number of shares of common stock determined by our Board prior to the start of a calendar year for which an increase applies. On January 1, 2010, the number of shares reserved for issuance under the 2007 Plan increased by 1,093,555 shares pursuant to this automatic share increase provision.

(3)
As of December 31, 2009, an aggregate of 283,328 shares of common stock were reserved for issuance under our 2007 Non-Employee Directors' Stock Option Plan, or the 2007 Directors' Plan, of which 143,336 remained available for future issuance. The number of shares reserved for issuance under the 2007 Directors' Plan automatically increases on each January 1st, from January 1, 2008 through and including January 1, 2017, by the excess of (a) the number of shares of common stock subject to options granted during the preceding calendar year under the 2007 Directors' Plan, over (b) the number of shares added back to the share reserve under the 2007 Directors' Plan during the preceding calendar year. On January 1, 2010, the number of shares reserved for issuance under the 2007 Directors' Plan increased by 16,666 shares pursuant to this automatic share increase provision.

(4)
As of December 31, 2009, an aggregate of 544,093 shares of common stock were reserved for issuance under our 2007 Employee Stock Purchase Plan, or the ESPP, all of which remained available for future issuance. The number of shares reserved for issuance under the ESPP automatically increases on each January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 1.0% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year or (b) a lesser number of shares of common stock determined by our Board prior to the start of a calendar year for which an increase applies. On January 1, 2010, the number of shares reserved for issuance under the ESPP increased by 273,389 shares pursuant to this automatic share increase provision. The first ESPP offering commenced in August 2008. As of December 31, 2009, the total number of shares issued pursuant to the plan was 51,662.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated by reference to the section of the proxy statement for our 2010 annual meeting of stockholders under the sections entitled "Certain Relationships and Related Transactions" and "Corporate Governance and Board Matters—Independence of ARYx Therapeutics' Board of Directors" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to the section of the proxy statement for our 2010 annual meeting of stockholders under the section entitled "Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

  3.
  Exhibits

Exhibit Number	Description of Document
3.1(9)	Amended and Restated Certificate of Incorporation of ARYx Therapeutics, Inc., or ARYx, as currently in effect.
3.2(1)	Bylaws of ARYx.
4.1	Reference is made to Exhibits 3.1 and 3.2 above.
4.2(2)	Specimen Common Stock Certificate.
4.3(3)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.
4.4(3)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.
4.5(3)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005 to Lighthouse Capital Partners V, L.P. ("Lighthouse").
4.6(2)	Amended and Restated Investor Rights Agreement by and between ARYx and certain of its securityholders, dated October 22, 2007.
4.7(4)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007 to Lighthouse.
4.8(6)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.
4.9(7)	Registration Rights Agreement by and between ARYx and several investors, dated November 11, 2008.
4.10(7)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.

Exhibit Number	Description of Document
4.11(10)	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.
4.12(11)	Registration Rights Agreement by and between ARYx and Commerce Court Small Cap Value Fund Ltd., dated October 6, 2009.
10.1(3)+	Form of Indemnity Agreement between ARYx and its executive officers and directors.
10.2(3)	Lease Agreement by and between ARYx and Trinet Essential Facilities X, Inc., dated November 16, 2004, as amended on June 17, 2005.
10.3(3)+	2001 Equity Incentive Plan.
10.4(3)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2001 Equity Incentive Plan.
10.5(4)+	2007 Equity Incentive Plan.
10.6(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan.
10.7(4)+	2007 Non-Employee Directors' Stock Option Plan.
10.8(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under the 2007 Non-Employee Directors' Stock Option Plan.
10.9(4)+	2007 Employee Stock Purchase Plan.
10.10(3)+	Employment Agreement between ARYx and Paul Goddard, dated September 1, 2005.
10.11(3)+	Employment Agreement between ARYx and Peter G. Milner, dated September 30, 2005.
10.12(3)+	Employment Agreement between ARYx and John Varian, dated November 17, 2003.
10.13(3)+	Employment Agreement between ARYx and Pascal Druzgala, dated July 23, 2002.
10.14(3)+	Employment Agreement between ARYx and Daniel Canafax, dated January 31, 2007.
10.15(3)+	Employment Agreement between ARYx and David Nagler, dated July 15, 2003.
10.16(12)+	Non-Employee Director Compensation Arrangements.
10.17(2)#	License, Development and Commercialization Agreement between ARYx and Procter & Gamble Pharmaceuticals, Inc. ("P&G"), dated June 30, 2006 (the "P&G Agreement").
10.18(3)	Master Security Agreement by and between General Electric Capital Corporation and ARYx, dated August 24, 2005, as amended on August 31, 2005.
10.19(4)
Loan and Security Agreement No. 4521 by and between Lighthouse and ARYx, dated March 28, 2005, as amended on April 22, 2005, July 25, 2005, June 27, 2006, August 30, 2007 and October 19, 2007 (the "Lighthouse Agreement").
10.20(5)+	Compensation Information for Named Executive Officers.
10.21(9)	Amendment No. 6 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated February 22, 2008.
10.22(8)	Amendment to the P&G Agreement by and between ARYx and P&G, dated February 29, 2008.

Exhibit Number	Description of Document
10.23(6)	Amendment No. 7 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated October 17, 2008.
10.24(7)	Securities Purchase Agreement by and between ARYx and several purchasers, dated November 11, 2008.
10.25(10)+	Amendment No. 1 to Employment Agreement between ARYx and Paul Goddard, dated December 19, 2008.
10.26(10)+	Amendment No. 1 to Employment Agreement between ARYx and Peter G. Milner, dated December 19, 2008.
10.27(10)+	Amendment No. 1 to Employment Agreement between ARYx and John Varian, dated December 19, 2008.
10.28(10)+	Amendment No. 1 to Employment Agreement between ARYx and Pascal Druzgala, dated December 19, 2008.
10.29(10)+	Amendment No. 1 to Employment Agreement between ARYx and Daniel Canafax, dated December 19, 2008.
10.30(10)	Loan Agreement by and between ARYx and Oxford Financial Corporation, dated December 31, 2008.
10.31(13)+	Executive Severance Benefit Plan.
10.32(11)	Common Stock Purchase Agreement by and between ARYx and Commerce Court Small Cap Value Fund, Ltd., dated October 6, 2009.
21.1(3)	Subsidiaries of ARYx.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)
Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 001-33782), filed with the SEC on March 27, 2009 and incorporated herein by reference.

(11)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on October 8, 2009 and incorporated herein by reference.

(12)
Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 001-33782), filed with the SEC on May 14, 2009 and incorporated herein by reference.

(13)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-333782), filed with the SEC on May 27, 2009 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARYx Therapeutics, Inc.
By:	/s/ PAUL GODDARD, PH.D.
Paul Goddard, Ph.D. Chairman of the Board and Chief Executive Officer
Date: March 30, 2010

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PAUL GODDARD, PH.D. Paul Goddard, Ph.D.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 30, 2010
/s/ JOHN VARIAN John Varian	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 30, 2010
/s/ JASON BARKER Jason Barker	Senior Director of Finance (Principal Accounting Officer)	March 30, 2010
/s/ PETER G. MILNER, M.D. Peter G. Milner, M.D.	Director	March 30, 2010

Signatures	Title	Date

/s/ DAVID BEIER David Beier	Director	March 30, 2010
/s/ LARS EKMAN, M.D., PH.D. Lars Ekman, M.D., Ph.D.	Director	March 30, 2010
/s/ KEITH LEONARD Keith Leonard	Director	March 30, 2010
/s/ HERM ROSENMAN Herm Rosenman	Director	March 30, 2010
/s/ PAUL SEKHRI Paul Sekhri	Director	March 30, 2010
/s/ NICHOLAS SIMON Nicholas Simon	Director	March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ARYx Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of ARYx Therapeutics, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARYx Therapeutics, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the financial statements, ARYx Therapeutics, Inc.'s recurring losses from operations and total stockholder deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters also are described in Note 1. The financial statements for the year ended December 31, 2009 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Palo Alto, California March 29, 2010

ARYX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,409	$35,999
Marketable securities	353	8,588
Restricted cash—current	150	150
Prepaid research and development expenses	220	381
Other prepaid and current assets	675	732

Total current assets	8,807	45,850
Restricted cash	1,003	1,203
Property and equipment, net	2,258	3,198
Other assets	338	897

Total assets	$12,406	$51,148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$685	$2,454
Accrued compensation	893	494
Accrued research and development expenses	70	3,832
Current portion of notes payable	4,850	3,404
Current portion of interest payable	1,257	—
Current portion of deferred lease credit	333	333
Other accrued liabilities	593	502

Total current liabilities	8,681	11,019
Deferred lease credit	1,053	1,436
Notes payable	5,283	10,159
Interest payable	305	1,119
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 28,034,245 and 27,338,877 shares issued and outstanding at December 31, 2009 and 2008, respectively	28	27
Additional paid-in capital	184,165	181,285
Accumulated other comprehensive loss	—	45
Accumulated deficit	(187,109)	(153,942)

Total stockholders' equity (deficit)	(2,916)	27,415

Total liabilities and stockholders' equity (deficit)	$12,406	$51,148

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Collaboration services	$—	$232	$262
Technology license fees	—	19,492	3,896

Total revenues	—	19,724	4,158

Costs and expenses:
Cost of collaboration service revenue	—	232	262
Research and development	21,040	39,838	24,994
Selling, general and administrative	10,198	10,071	7,702

Total costs and expenses	31,238	50,141	32,958

Loss from operations	(31,238)	(30,417)	(28,800)
Interest and other income, net	78	1,127	2,591
Interest expense	(2,007)	(1,928)	(1,352)

Net loss	(33,167)	(31,218)	(27,561)

Basic and diluted net loss per share	$(1.21)	$(1.65)	$(8.24)

Weighted average shares used to compute basic and diluted net loss per share	27,438	18,964	3,346

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amounts	Shares	Amounts
Balances at December 31, 2006	11,375,222	$110,665	1,056,411	$1	$1,451	$(1)	$(95,163)	$(93,712)

Net exercise of preferred stock warrants into Series C convertible preferred stock in July and October, 2007	2,982	33	—	—	—	—	—	—
Issuance of common stock for cash at $10.00 per share in connection with the initial public offering in November 2007, net of issuance costs of $6.2 million			5,000,000	5	43,833	—	—	43,838
Conversion of preferred stock to common stock in connection with the initial public offering	(11,378,204)	(110,698)	11,417,057	12	110,686	—	—	110,698
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	667	—	—	667
Issuance of common stock to employees upon exercise of stock options for cash at $0.90 to $3.30 per share during 2007	—	—	136,847	—	211	—	—	211
Issuance of restricted common stock to an officer in exchange for services	—	—	43,333	—	75	—	—	75
Stock-based compensation	—	—	—	—	1,130	—	—	1,130
Comprehensive loss:
Unrealized gain on marketable securities						1	—	1
Net loss						—	(27,561)	(27,561)

Comprehensive loss						—	—	(27,560)

Balances at December 31, 2007	—	$—	17,653,648	$18	$158,053	$—	$(122,724)	$35,347

Issuance of common stock for cash at $2.20 per share in connection with a PIPE financing in November 2008, net of issuance costs of $1.2 million	—	—	9,649,545	9	20,362	—	—	20,371
Issuance of common stock to employees upon exercise of stock options for cash at $0.90 to $3.30 per share	—	—	35,684	—	78	—	—	78
Fair value of warrants issued pursuant to various loan agreements	—	—	—	—	644	—	—	644
Stock-based compensation	—	—	—	—	2,148	—	—	2,148
Comprehensive loss:
Unrealized gain on marketable securities						45	—	45
Net loss						—	(31,218)	(31,218)

Comprehensive loss						—	—	(31,173)

Balances at December 31, 2008	—	$—	27,338,877	$27	$181,285	$45	$(153,942)	$27,415

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(in thousands, except share and per share amounts)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amounts
Balances at December 31, 2008	27,338,877	$27	$181,285	$45	$(153,942)	$27,415

Issuance costs relating to PIPE			(92)			(92)
Issuance of common stock for equity commitment, net of issuance cost	114,200	—	—	—	—	—
Issuance of common stock for cash at $2.42 per share in connection with a Equity line financing in December 2009, net of issuance costs of $219,000	413,896	1	780	—	—	781
Issuance of common stock to employees for ESPP and upon exercise of stock options for cash at $0.90 to $3.30 per share	117,891	—	261	—	—	261
Net exercise of warrants for common stock	49,381	—	—	—	—	—
Stock-based compensation	—	—	1,931	—	—	1,931
Comprehensive loss:
Unrealized gain on marketable securities				(45)	—	(45)
Net loss				—	(33,167)	(33,167)

Comprehensive loss				—	—	(33,212)

Balances at December 31, 2009	28,034,245	$28	$184,165	$—	$(187,109)	$(2,916)

The accompanying notes are an integral part of these consolidated financial statements.

ARYX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(33,167)	$(31,218)	$(27,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,080	1,097	1,007
Amortization of premium (discount) on marketable securities	188	63	(8)
Amortization of warrants	219	303	239
Revaluation of warrants to fair value and warrant net exercise	—	—	(445)
Loss on marketable securities	14	133	—
Impairment and disposition of long-lived assets	18	—	14
Stock-based compensation	1,931	2,148	1,205
Change in assets and liabilities:
Prepaid research and development expenses	161	201	(340)
Other prepaid and assets	30	298	(24)
Accounts payable and other accrued liabilities	(1,695)	850	964
Accrued compensation	399	(561)	294
Accrued research and development expenses	(3,762)	1,322	1,161
Deferred lease credit	(383)	(357)	(331)
Deferred revenue	—	(19,497)	(3,880)

Net cash used in operating activities	(34,967)	(45,218)	(27,705)

Cash flows from investing activities:
Purchases of marketable securities	(11,162)	(16,706)	(21,207)
Proceeds from sales of marketable securities	—	3,500	13,090
Proceeds from maturities of marketable securities	19,517	11,740	32,134
(Increase) decrease in restricted cash	200	(300)	(150)
Purchases of fixed assets	(141)	(644)	(499)

Net cash (used in) provided by investing activities	8,414	(2,410)	23,368

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with initial public offering, net of offering cost	—	—	43,838
Proceeds from issuance of common stock in connection with equity line financing, net of offering cost	781	—	—
Proceeds from issuance of common stock in connection with PIPE financing, net of offering cost	(92)	20,371	—
Proceeds from issuance of common stock in connection with ESPP and the exercise of stock options	261	78	211
Proceeds from issuance of notes payable	—	10,000	—
Principal payments on notes payable	(2.987)	(2,298)	(2,896)

Net cash provided by (used in) financing activities	(2,037)	28,151	41,153

Net (decrease) increase in cash and cash equivalents	(28,590)	(19,477)	36,816
Cash and cash equivalents at beginning of year	35,999	55,476	18,660

Cash and cash equivalents at end of year	$7,409	$35,999	$55,476

Supplemental disclosure of cash flow information:
Interest paid	$1,331	$1,182	$813

Supplemental schedule of noncash transactions:
Issuance and measurement of warrants	$—	$4,538	$(154)

Issuance of preferred stock upon net exercise of warrants for other than cash	$—	$—	$(33)

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

1. Organization and Summary of Significant Accounting Policies

  The Company

        We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; an oral prokinetic agent, ATI-7505, designed to have the same therapeutic benefits as cisapride in Phase 2 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities.

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

        In February 2010, we retained Cowen and Company, or Cowen, to explore and recommend strategic alternatives for the Company going forward. Concurrently, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps, our headcount was reduced from 73 to 17 employees. We took these steps since we have three compounds at proof-of-concept stage but do not have sufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Cowen is expected to present alternatives for maximizing the value of our assets in the near-term. Those alternatives could include partnerships on one or more of our product candidates, or the sale of our assets, in whole or in part, or some similar arrangement through which the value of our assets to stockholders could be optimized. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

with corporate partners or other sources. For instance, our most recent source of funding has been through utilization of the Commerce Court equity line facility. However, as of March 26, 2010, we had issued 5,494,290 shares of our common stock under the Commerce Court facility, and will no longer be able to utilize the facility as a result. We will likely seek additional sources of funding to allow us to continue our operations as we explore strategic options available to us.

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

  Significant Risks and Uncertainties

        As of December 31, 2009, we had cash, cash equivalents and marketable securities on hand in the amount of $7.8 million current payables and accrued liabilities of approximately $2.6 million and approximately $6.1 million in current notes and interest payable. As of December 31, 2009, the Company had outstanding non-current liabilities of $6.6 million. Since our inception, we have incurred significant net operating losses and, as of December 31, 2009, we had an accumulated deficit of $187.1 million. We have generated no revenue from product sales to date and we have funded operations principally from the sale of our convertible preferred and common stock and payments received under our collaboration agreements. We have not achieved sustainable profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of December 31, 2009 will be sufficient to fund our operations through December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. Management's plans as to these matters are described above. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable securities. We deposit excess cash and cash equivalents with multiple financial institutions in the United States. Deposits in these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents. We have experienced an other-than-temporary impairment on our remaining auction rate holding in our marketable securities portfolio as of December 31, 2009. There can be no assurance that further impairments will not occur, or that we will be able to recover any of our other-than-temporary impaired positions in the future.

  Fair Value of Financial Instruments

        Our financial instruments consist principally of cash and cash equivalents, marketable securities, restricted cash, certain other assets such as long-term marketable securities and security deposits, accounts payable, accrued liabilities, current and non-current notes payable. The fair value of our financial instruments reflects the amounts that would be received to sell an asset or settled to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates presented throughout this report reflect the information available to us or estimates we used as of December 31, 2009 and 2008.

        Cash, cash equivalents and restricted cash are stated at cost, which approximates fair value. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Marketable securities are classified as available-for-sale in accordance with Accounting Standards Codification Topic 320, Investments—Debt and Equity Securities, and are carried at their fair value at the balance sheet date. (See Note 2—Fair Value Measurement.) Realized gains and losses on sales as well as other-than-temporary impairment of all such securities are reported in earnings and computed using the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity until realized. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity and is included in interest income. Accrued interest and dividends are included in interest income. Marketable securities include U.S. government obligations, government agency securities, corporate notes and bonds, certificates of deposit, commercial paper and auction rate securities with original maturities beyond three months.

        Accounts payable, accrued liabilities and current portion of notes payable are carried at cost and amortized cost, respectively, that approximate fair value due to their expected short maturities. Based on the borrowing rates available to us for loans with similar terms and average maturities, we employ a discounted cash flow model using our estimate of risk premiums and corresponding yields to maturity to determine the fair value of our non-current portion of notes payable. The fair value was estimated to be $4.4 million and $9.3 million as of December 31, 2009 and 2008, respectively, assuming transfer in an orderly market transaction. The carrying amount of our non-current portion of notes payable was stated on the face of our consolidated balance sheet at amortized cost for all periods presented.

  Restricted Cash

        Under a facilities operating lease agreement, $503,200 and $703,200 was restricted as of December 31, 2009 and 2008, respectively, for use as security for a standby letter of credit issued to our landlord. In January 2008, we entered into a pledge and security agreement with Comerica Bank

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

whereby $500,000 was restricted for use as security to our payroll service provider. In May 2007, we entered into a pledge and security agreement with Comerica Bank whereby $150,000 was restricted for use as security for our corporate purchasing cards and was classified as a current asset as of December 31, 2009 as it was used to secure a revolving line of credit.

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

  Impairment of Long-Lived Assets

        We evaluate our long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of our assets may not be fully recoverable. If indicators of impairment exist, impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of each asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its fair value, with fair value determined based upon an estimate of discounted future cash flows or on other appropriate measures of fair value. Impairment and disposition losses on property and equipment of $18,000, none and $14,000 were recorded as operating expense for the years ended December, 31, 2009, 2008 and 2007, respectively.

  Stock-Based Compensation

        On January 1, 2006, or the effective date, we began accounting for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation or ASC 718. Under the provisions of ASC 718, compensation expense related to stock-based transactions, including employee and director stock-based awards, is estimated at the date of grant based on the stock award's fair value and is recognized as expense over the requisite service period.

        ASC 718 allows for a choice between two attribution methods for allocating stock-based compensation costs: the "straight-line method" which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the "graded vesting attribution method" which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We selected the latter method and amortize the fair value of each award on a straight-line basis over the requisite service period for each separately vesting portion of each award.

        We continue to account for stock options issued to non-employees using a fair value approach. The value of stock options issued for consideration other than employee services is determined on the earlier of (i) the date on which there first exists a firm commitment for performance by the provider of goods or services or (ii) on the date performance is complete, using the Black-Scholes option valuation model. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        We recognize revenue in accordance with ASC 605, Revenue Recognition, and ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. In June 2006, we entered into a collaboration agreement with P&G. Revenues from this collaboration agreement included a nonrefundable upfront license fee, reimbursement of services performed in connection with certain development efforts, milestone payments and royalties. When evaluating multiple element arrangements, we consider whether the components of each arrangement represent separate units of accounting as defined in ASC 605-25. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether it is separable from the other aspects of the contractual relationship. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration received is allocated amongst the separate units of accounting based on their respective fair values. Applicable revenue recognition criteria are then applied to each of the units.

        Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable and (4) collectability is reasonably assured. For each source of revenue, we comply with the above revenue recognition criteria in the following manner:

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

  Research and Development Costs

        Research and development, or R&D, expenditures are expensed as incurred. Major components of R&D expenses consist of personnel costs, preclinical trials, clinical trials, materials and supplies and allocations of R&D and facilities related costs, as well as fees paid to consultants and other entities that conduct certain research and development activities on our behalf. Payments made to other entities are typically under agreements that are generally cancelable by us.

        R&D activities are categorized as follows: research and nonclinical trials, clinical development and pharmaceutical manufacturing. Research and nonclinical expenditures consist primarily of research personnel and laboratory related costs as well as third party contract research. Clinical development costs consist primarily of costs associated with the conduct of clinical trials. Pharmaceutical manufacturing costs include drug formulation, stability testing, contract manufacturing of drug substance and products and clinical trial material packaging.

        Clinical trial costs are a significant component of our R&D expenses. Currently, we manage our clinical trials primarily through the use of contract research organizations. We recognize expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. We match the recording of expenses in our financial statements to the actual services received and efforts expended. Subject to the timing of payments to the service providers, we record prepaid expenses and accruals relating to clinical trials based on estimates of the degree of completion of the contracted work as specified in each clinical trial agreement. We monitor each of these factors to the extent possible and adjust our estimates accordingly.

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

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2009	2008	2007(1)
	(in thousands, except per share amounts)
Numerator:
Net loss	$(33,167)	$(31,218)	$(27,561)
Denominator:
Weighted average common shares outstanding	27,450	18,986	3,376
Less: Weighted average unvested restricted common shares	(12)	(22)	(30)

Weighted average shares used in computing basic and diluted net loss per share	27,438	18,964	3,346

Basic and diluted net loss per share	$(1.21)	$(1.65)	$(8.24)

(1)
For the year ended December 31, 2007, shares and per share amounts reflect the conversion of all of our outstanding convertible preferred stock into common stock upon the closing of our initial public offering on November 13, 2007.

  Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses on our marketable securities. Comprehensive loss for the years ended December 31, 2009, 2008 and 2007 was $33.2 million, $31.1 million and $27.6 million, respectively. Comprehensive loss has been disclosed in the consolidated statements of stockholders' equity for all periods presented.

  Income Taxes

        We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

  Recent Accounting Pronouncements

        Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820 Fair Value Measurements and Disclosures, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320 Investments, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825 Financial Instruments, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company's financial statements.

2. Fair Value Measurement

        ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

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

        Financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair-value of the Company's financial assets that were measured on a recurring basis as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)
Balance Sheet Classification:
Cash and cash equivalents	$7,409	$35,999
Marketable securities	353	8,588
Restricted cash	150	150

Total fair value of current financial assets	7,912	44,737
Restricted cash—non-current	1,003	1,203
Long-term marketable securities	—	367

Total fair value of financial assets	$8,915	$46,307

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair Value Measurement (Continued)

        The following table summarizes the fair value of our financial assets, allocated into Level 1, Level 2, and Level 3 that were measured on a recurring basis, and provides a reconciliation of the fair value of our financial assets measured using Level 2 and Level 3 inputs:

		December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Financial Assets Held:
Money market funds	$7,192	$—	$7,192	$—
Certificate of deposit	150	150	—	—
Auction rate securities:
Beginning balance as of January 1, 2009	367	—	—	367
Purchases	—	—	—	—
Sales and maturities	—	—	—	—
Transfers in (out) of Level 2 and Level 3	—	—	—	—
Loss on marketable securities	(14)	—	—	(14)

Ending balance as of December 31, 2009	353	—	—	353

Total	$7,695	$150	$7,192	$353

        As of December 31, 2009, we held in our marketable securities portfolio certain money market funds and one auction rate security. Beginning in early 2008, market auctions for certain of the auction rate securities held in our portfolio began to fail causing those securities to become temporarily illiquid. Although we did experience liquidity in our auction rate securities portfolio during the first nine months of 2008, the illiquid auction rate market at large requires that our auction rate holding be measured using Level 3 inputs in accordance with guidance provided by ASC 820. The fair value of our remaining auction rate security as of December 31, 2009, was determined using a discounted cash flow model that considers inputs such as expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and a marketability discount. We revise our estimates for each input as of each financial statement reporting date based upon known and expected market conditions as well as specific information we have regarding the instrument.

        We determined that as of December 31, 2009, the fair value of our remaining auction rate instrument was $353,000, net of an estimated $147,000 loss representing a 29.4% reduction in the carrying value for this instrument. Based on the lack of liquidity in the auction rate market and our expectations regarding near-term market conditions, we concluded that the impairment to the fair value of our auction rate holding as of December 31, 2009, is other-than-temporary. The reduction in carrying value is reflected as a loss in our consolidated statement of operations. Subsequent to December 31, 2009 we sold our auction rate security and therefore we classify the security within current marketable securities as of December 31, 2009.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair Value Measurement (Continued)

        Marketable securities held at December 31, 2009 and 2008 are summarized below:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Classified as:
Marketable securities:
Auction rate securities	353	—	—	353

Total marketable securities	$353	$—	$—	$353

Available-for-sale securities maturing:
Within 1 year	353			353

	$353			$353

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Classified as:
Marketable securities:
U.S. government agencies debt	$6,010	$31	$—	$6,041
Commercial paper	997	2	—	999
Corporate debt securities	1,538	10	—	1,548
Auction rate securities	367	—	—	367

Total marketable securities	$8,912	$43	$—	$8,955

Available-for-sale securities maturing:
Within 1 year	$7,007			$7,040
Between 1 and 2 years	1,538			1,548
Auction rate securities maturing beyond 1 year	367			367

	$8,912			$8,955

        We review our investment portfolio to identify and evaluate investments that had indications of possible impairment. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and our ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2009 and 2008, no instruments in our portfolio have been in an unrealized loss position for more than 12 months.

        There have been no realized gains or losses from the sale of marketable securities for the years ended December 31, 2009, 2008, and 2007, respectively.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2009	2008
	(in thousands)
Office and computer equipment	$873	$859
Furniture and fixtures	170	170
Laboratory equipment	2,681	2,672
Leasehold improvements	2,970	2,939

	6,694	6,640
Less: Accumulated depreciation and amortization	(4,436)	(3,442)

Property and equipment, net	$2,258	$3,198

        Depreciation and leasehold improvements amortization expenses were $1.1 million, $1.1 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

4. Collaboration with Procter & Gamble Pharmaceuticals

        On June 30, 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, pursuant to which P&G agreed to develop and commercialize ATI-7505, our product candidate for the treatment of chronic constipation, gastroparesis, functional dyspepsia, and gastroesophageal reflux disease. The collaboration agreement was terminated on July 2, 2008, at which time the performance and service period effectively ended. In connection with our prior collaboration agreement with P&G, we received a $25.0 million nonrefundable upfront license fee in August 2006. The $25.0 million payment was recorded in our balance sheet as deferred revenue upon receipt and was being recognized in our consolidated statement of operations as revenue on a straight-line basis over the estimated performance and service period. Pursuant to the terms of the collaboration agreement, we are under no obligation to return any portion of the upfront license fee to P&G. As a result of the contract termination in 2008, we recognized as revenue the remaining portion of the $25.0 million of the nonrefundable upfront license fee in the third quarter of 2008.

        In addition, we have recognized $232,000 and $262,000 as of December 31, 2008, and 2007, respectively, as collaboration service revenue in connection with product formulation and manufacturing, patent filing and maintenance, and other development services related to the ATI-7505 program since the beginning of our collaboration with P&G. Effective upon P&G's notice of termination on July 2, 2008, we no longer provide these support services to P&G for the development of ATI-7505 and therefore those services will no longer be a source of revenue for us. We did not recognize any revenue relating to Procter & Gamble in 2009.

5. Debt Financing

  Lighthouse Capital Partners V, L.P.

        On March 28, 2005, we entered into a loan agreement with Lighthouse Capital Partners V, L.P., or Lighthouse, that was amended on October 19, 2007 and October 17, 2008. The original agreement provided for up to $10.0 million in debt financing. The agreement was amended in October 2007 to provide for up to $9.0 million of additional financing. The original loan agreement provided for a 42 month repayment term which began on April 1, 2006. The original outstanding promissory note

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt Financing (Continued)

provides for monthly cash payments of principal and interest at a stated interest rate of 9.75% per annum through September 2009 and a balloon interest payment of $1.2 million in September 2009. The agreement also allowed for prepayment of principal with respect to the original promissory note whereupon the $1.2 million balloon interest payment is accelerated and due at the time of prepayment of the outstanding loan balance.

        The October 2007 amended loan agreement provided that the additional $9.0 million borrowed under a separate promissory note was subject to an interest-only period expiring in September 2008 followed by 36 equal monthly payments of principal and interest at an interest rate to be fixed as of October 1, 2008. Pursuant to the October 2007 amended loan agreement, we were obligated to make a balloon interest payment of $675,000 at time of prepayment or at loan maturity. Any mandatory or voluntary prepayment of the $9.0 million borrowed will trigger a prepayment penalty equal to 3% of the outstanding principal balance being prepaid.

        The October 2008 loan amendment provide for an interest-only monthly repayment period through June 30, 2009 with respect to the then entire outstanding loan obligation of $12.2 million at a stated interest rate of 9.75% per annum. Thereafter, we are obligated to repay $3.2 million of the total loan obligation over a 12-month period commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments at a stated interest rate of 9.75% per annum through June 30, 2010, with a balloon interest payment of $1.2 million payable in June 2010. In connection with the October 2008 loan amendment, we agreed to pay Lighthouse a restructure fee of $200,000 which is payable upon the earlier of a prepayment or maturity of the $3.2 million portion of our total outstanding loan obligation in June 2010. The remaining $9.0 million loan obligation is required to be repaid over 36 months commencing from July 1, 2009 on an amortized basis, consisting of monthly principal and interest payments at a stated interest rate of 12.25% per annum through June 30, 2012, with a balloon interest payment of $675,000 payable in June 2012. We have evaluated the October 2008 loan modification pursuant to guidance under ASC 470, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and concluded that the fair value before and after the modification was not substantially different and therefore did not meet the criteria to be subject to debt extinguishment accounting.

        As of December 31, 2009, the total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding was $9.4 million. We recorded interest expense related to the loan agreement, including the amortization of expense related to the terminal payment and the warrant issued under the agreement, of $1.9 million, $1.8 million, and $1.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        The loan agreement with Lighthouse contains no financial covenants and no material adverse change clause. Default terms under the loan agreement include borrower default upon nonpayment of amounts due, noncompliance with loan covenants, misrepresentations under the agreement, borrower insolvency, bankruptcy and other standard provisions. The agreement also contains a cross-default provision related to our other debt arrangements. Under the terms of the loan agreement, as amended, Lighthouse has a first priority security interest in all of our tangible and intangible assets except for the following: (i) assets specifically identified and used as security for equipment loans, (ii) any first priority interest Comerica Bank may have in our operating bank accounts at Comerica Bank, (iii) any certificates of deposit that are used as security for letters of credit issued to third parties, (iv) any interest or claims our landlord may have in certain leasehold improvements and (v) our intellectual property assets. The loan agreement precludes us from incurring additional material debt amounts with

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt Financing (Continued)

the exception of up to an aggregate of $3.0 million in equipment financing and up to $500,000 in other indebtedness.

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

  General Electric Commercial Finance

        On September 1, 2005, we entered into a loan agreement with General Electric Commercial Finance, or GE, for a secured equipment line of credit of up to $2.5 million. The loan agreement provides for a 42 month repayment term from each date of funding, a stated interest rate that is based on an average of the Federal Reserve's three and five-year Treasury Constant Maturities rate plus a spread of 766 basis points and standard default provisions. We currently have one promissory note outstanding under the agreement for a total of $384,000 borrowed with a stated interest rate of 11.75%. The total unpaid principal balance outstanding was $65,000 as of December 31, 2009. The arrangement provides for monthly payments of principal and interest through July 2010. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, bankruptcy and other standard provisions. The agreement also contains a provision for default upon the occurrence of a material adverse change as defined under the agreement as well as a cross-default provision related to our other debt arrangements. The agreement contains no financial covenants. Funds borrowed under the agreement are secured by specific equipment assets and GE has a first priority security interest in those assets. No warrants to purchase shares of our capital stock were issued to GE in connection with the debt financing. We recorded interest expense of $23,000, $93,000, and $144,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

  Oxford Finance Corporation

        On December 31, 2008, we entered into a loan agreement with Oxford Finance Corporation, or Oxford, for a secured equipment line of credit equal to $1.5 million. The loan agreement provides for a 36 month repayment term from each date of funding. We currently have one promissory note outstanding under the agreement for an original amount of $1.0 million at a fixed interest rate of 11.50%. The arrangement provides for monthly payments of principal and interest through January 2012. Additionally, the agreement provides for a balloon payment of $20,000 payable at final loan maturity or upon prepayment of the loan. Under the agreement, events of default include non-payment of amounts owed, a non-permitted sale or transfer of collateral, misrepresentations under the agreement, a change in business, ownership and location, merger or acquisition, bankruptcy and other standard provisions. The agreement also contains a provision for default upon the occurrence of a material adverse change as defined under the agreement as well as a cross-default provision related to our other debt arrangements. The agreement contains no financial covenants. Funds borrowed under the agreement are secured by specific equipment assets and Oxford has a first priority security interest

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt Financing (Continued)

in those assets. Any mandatory or voluntary prepayment of the amount borrowed will trigger a prepayment penalty of 5% of the outstanding principal balance if prepayment is made before the 19th month from date of funding, 3% of the outstanding principal balance if prepayment is made between the 19th and 24th months from date of funding, and 2% of the outstanding principal balance if prepayment is made after the 24th month from date of funding. In connection with the financing, we issued a warrant to Oxford for the purchase of 8,547 shares of our common stock at an exercise price of $2.34 per share.

        As of December 31, 2009, the total principal amount borrowed under the Oxford agreement was $1.0 million and the total unpaid principal balance outstanding was $704,000. We recorded interest expense related to the loan agreement, including the amortization of expense related to the terminal payment and the warrant issued under the agreement, of $112,000, for the year ended December 31, 2009.

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

        As of December 31, 2009, future principal payments under the Lighthouse, GE, and Oxford loan agreements were as follows (amounts in thousands):

	Lighthouse	GE	Oxford	Total
2010	$4,453	$65	$332	$4,850
2011	3,173	—	372	3,545
2012	1,738	—	—	1,738

Total principal payments	9,364	65	704	10,133
Less: Current portion of notes payable	(4,453)	(65)	(332)	(4,850)

Notes payable	$4,911	$—	$372	$5,283

6. Commitments and Contingencies

  Operating Leases

        In November 2004, we entered into a lease agreement for a facility in Fremont, California. The term of the 96-month lease commenced in March 2005 upon our occupation of the facility. The master lease agreement includes scheduled rent increases over the lease term. Rent increases, net of the impact of a rent holiday from the landlord, are recognized as accrued liabilities and amortized on a straight-line basis over the term of the lease. In addition, our landlord contributed approximately $2.6 million towards facility improvements. The leasehold improvement allowance is recognized as a reduction of rent expense on a straight-line basis over the term of the lease. Both amounts are included in deferred lease credit on our balance sheets. In addition, we provided the landlord with a letter of credit which is collateralized by a certificate of deposit and the collateralized deposit is recorded as

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

restricted cash on the balance sheet. Amounts of $503,000 and $703,200 were subject to the letter of credit as of December 31, 2009 and 2008, respectively. We also have operating leases on certain of our office equipment.

        Rent expense under our operating leases on an accrual basis was $748,000, $751,000 and $732,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum cash payments under all non-cancelable operating leases at December 31, 2009 are as follows (amounts in thousands):

2010	$993
2011	1,011
2012	1,002
2013	167
2014 and thereafter	—

$3,173

  Indemnifications

        ASC 460, Guarantees, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

        As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. In August 2007, we entered into indemnification agreements with our officers and directors. The maximum amount of potential future indemnification is unlimited; however, we intend to maintain director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value for these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2009 and 2008.

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

7. Stockholders' Equity

        On October 22, 2007, we effected a one-for-six reverse stock split of our convertible preferred stock and common stock. All share and per share amounts have been retroactively restated for the effect of this reverse stock split for all periods presented.

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

no shares are issued and outstanding as of December 31, 2009 and 2008. The rights, preferences and privileges of any preferred stock to be issued pursuant to our current Certificate of Incorporation, as amended and restated, have yet to be established. No dividends on preferred stock have been declared since inception through December 31, 2009.

  Common Stock

        As of December 31, 2009 and 2008, we were authorized to issue 150,000,000 shares of common stock. As of December 31, 2009 and 2008, we had 28,034,245 and 27,338,877 shares of common stock outstanding, respectively.

        On October 6, 2009, we entered into a common stock purchase agreement, or the Purchase Agreement, with Commerce Court Small Cap Value Fund, Ltd., or Commerce Court, providing for a financing arrangement that is referred to as a committed equity line financing facility. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Commerce Court is committed to purchase up to $35.0 million of shares of our common stock over the 24-month term of the Purchase Agreement under certain specified conditions and limitations, provided that in no event may we sell under the Purchase Agreement more than 5,380,090 shares of common stock, which is equal to one share less than 20% of our outstanding shares of common stock on October 6, 2009, the closing date of the Purchase Agreement, less the number of shares of common stock we issued to Commerce Court on the closing date as Commitment Shares described below. Furthermore, in no event will Commerce Court be obligated to purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by Commerce Court, would result in the beneficial ownership by Commerce Court of more than 9.9% of the then outstanding shares of our common stock.

        On December 11, 2009, we delivered notice to Commerce Court to effect a draw down of up to $1.0 million. The first trading day of the 10-day pricing period for this draw down was December 14, 2009. In connection with this draw down, we issued an aggregate of 413,896 shares of our common stock to Commerce Court, at a per share purchase price of approximately $2.42 and an aggregate purchase price of $1.0 million. The settlement date for this draw down was December 30, 2009. The per share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average prices of our common stock on The NASDAQ Global Market during the pricing period, net a discount of 7.0% per share. We received net proceeds from the sale of these shares of approximately $781,000 after deducting our offering expenses of approximately $219,000 including a placement agent fee of $10,000. Of the total offering cost, approximately $180,000 was incurred as one time expenses related to the S-1 filing and legal fees incurred upon entering into the Purchase Agreement with Commerce Court.

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

  Shares Reserved for Future Issuance

        As of December 31, 2009, the following shares of our common stock were reserved for future issuances:

Warrants outstanding to purchase common stock	3,026,124
Stock options and awards available for grant	1,183,044
Stock options and awards outstanding	3,052,952
Shares reserved for purchase under employee stock purchase plan	544,096

7,806,216

8. Warrants

        We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of December 31, 2009, the following warrants to purchase our common stock were issued and outstanding:

Warrant Holder	Issue Date		In Connection With	Warrant to Purchase	Shares	Exercise Price (per share)	Expire Date
ATEL	12/23/2002		Leasing arrangement	Common Stock	5,611	$8.91	11/13/2012
Lighthouse(1)	10/19/2007		Debt financing	Common Stock	83,332	$10.80		(1)
Lighthouse(2)	10/17/2008		Debt restructure	Common Stock	158,770	$3.975		(2)
Various investors(3)		(3)	Private placement of equity	Common Stock	2,769,864	$2.64	11/14/2013
Oxford(4)	12/31/2008		Equipment financing	Common Stock	8,547	$2.34	12/31/2013

					3,026,124

(1)
Exercisable, in whole or in part, at anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant; expires at the earlier of (i) the close of business on October 19, 2014, or (ii) the effective date of a merger, as defined in the agreement.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Warrants (Continued)

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

(4)
Exercisable, in whole or in part, at anytime at the option of the holder or deemed to have been automatically exercised in full immediately prior to the expiration of the warrant if the fair market value of one share of our common stock is greater than the exercise price of the warrant on such date.

        We follow guidance under ASC 480 Distinguishing Liabilities from Equity to measure the fair value of these warrants on date of issuance. The fair value of the warrant issued to ATEL for $42,000 was capitalized as a prepayment on a lease and was amortized to interest expense over the 36 month lease term. The fair value of the first warrant issued to Lighthouse for $738,000 was capitalized in three separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended December 31, 2005. The remainder was amortized to interest expense over the duration of the interest-only period plus the term of the loan over 42 months. The fair value of the second warrant issued to Lighthouse for $523,000 was capitalized in two separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended March 1, 2008, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 36 months. The fair value of the third warrant issued to Lighthouse for $396,000 was capitalized as debt issuance cost and amortized to interest expense over the duration of the interest-only period plus the term of the restructured loan over 36 months. The fair value of the warrants issued in connection with the Oxford equipment loan for $17,000 was capitalized as debt issuance cost and will be amortized to interest expense over the duration of the loan over 36 months.

        We follow guidance under ASC 718, Compensation-Stock Compensation, and considered the fair value of the warrants issued to investors participating in the November 2008 private placement of equity as cost of equity financing and accordingly, we recorded the fair value of the warrants to contra-equity. The aggregate fair value of the warrants issued to the investors was approximately $4.0 million determined using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 2.44%, contractual life of five years according to the terms of the warrants, no dividend yield and volatility of 79%.

        The fair value of our capitalized warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Lighthouse—Warrant 1	$54	$84	$94
Lighthouse—Warrant 2	52	196	145
Lighthouse—Warrant 3	108	23	—
Oxford—Warrant 1	5	—	—

	$219	$303	$239

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Warrants (Continued)

        Warrants to purchase our common stock may be exercised using the net exercise method. Under this method, the number of shares issued upon exercise is reduced by an amount equal to the product of the number of shares subject to the exercise and the exercise price per share, divided by the fair market value of our common stock, as defined, on the date of the exercise. The number of shares issued upon exercise of the warrants, and the exercise price per share, are adjustable in the event of stock splits, dividends and similar fundamental changes to our capitalization. In July 2009, certain investors exercised their warrants on a net exercise basis which resulted in the issuance of 49,381 shares of our common stock. In June 2007, Life Science Group, Inc. exercised their first warrant on a net exercise basis and resulted in the issuance of 1,055 shares of Series C convertible preferred stock. In October 2007, Life Science Group, Inc. exercised their second warrant on a net exercise basis and resulted in the issuance of 1,927 shares of Series C convertible preferred stock. Upon closing of the initial public offering in November 2007, all shares of our convertible preferred stock were automatically converted into shares of common stock and accordingly, an aggregate 2,982 shares of Series C convertible preferred shares issued in connection with warrants exercised in 2007 were converted into equal shares of common stock.

        Before conversion of the convertible preferred stock warrants into common stock warrants, we followed guidance under ASC 480 and re-measured the fair value of these warrants on January 1, 2006 (upon adoption of FSP 150-5) and on each subsequent balance sheet date until the date of conversion using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate between 3.78% and 4.96%, contractual life according to the remaining terms of the arrangements, no dividend yield and volatility of 73%. Accordingly, we recorded other income of $445,000 to reflect the decrease in fair value of the then-preferred stock warrant liability for the year ended December 31, 2007.

        In June 2008, the FASB updated the ASC 815 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock. The update provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock. It requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and thus exempt from the application of derivative accounting. Although this update was effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption required retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this update did not have an impact on our consolidated financial position or results of operations.

9. Stock-Based Compensation

  2007 Equity Incentive Plan

        Our board of directors adopted the 2007 Equity Incentive Plan, or the 2007 Plan, in July 2007 and our stockholders approved the 2007 Plan in October 2007. The 2007 Plan became effective immediately upon the signing of the underwriting agreement for our initial public offering. The 2007 Plan will terminate on July 17, 2017, unless terminated earlier by our board of directors. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, or collectively, stock awards, which may be granted to employees, including officers, non-employee directors, and consultants.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        As of December 31, 2009, an aggregate of 2,449,700 shares of common stock have been reserved for issuance under the 2007 Plan, of which 1,039,708 shares remained available for future grant as of such date. The number of shares of common stock reserved for issuance will automatically increase each year on January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 4.0% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (b) a number of shares of common stock determined by our board of directors prior to the start of a calendar year for which an increase applies. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options over the term of the 2007 Plan is 6,666,666 shares. As of December 31, 2009, options to purchase 1,409,992 shares of common stock at a weighted average exercise price per share of $4.66 were outstanding under the 2007 Plan.

        Generally, the plan administrator, as designated by our board of directors, determines the exercise price for a stock option provided that the exercise price of an incentive stock option and non-statutory stock option cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2007 Plan vest at the rate specified by the plan administrator. The plan administrator also determines the term of stock options granted under the 2007 Plan, up to a maximum of ten years (except in the case of certain incentive stock options, as described below). Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of three months following the cessation of service. If an optionee's service relationship with us, or any of our affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability, and 18 months in the event of death.

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

  2007 Non-Employee Director's Stock Option Plan

        Our board of directors adopted the 2007 Non-Employee Directors' Stock Option Plan, or the 2007 Directors' Plan, in July 2007 and our stockholders approved the 2007 Directors' Plan in October 2007. The 2007 Directors' Plan became effective immediately upon the signing of the underwriting agreement for our initial public offering. The 2007 Directors' Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our non-employee directors over their period of service on our board.

        As of December 31, 2009, an aggregate of 283,328 shares of common stock have been reserved for issuance under the 2007 Directors' Plan, of which 143,336 shares remained available for future grant as of such date. The number of shares of common stock reserved for issuance will automatically increase each year on January 1st, from January 1, 2008 through and including January 1, 2017, by the excess of (a) the number of shares of common stock subject to options granted during the preceding calendar year, over (b) the number of shares added back to the share reserve during the preceding calendar year. As of December 31, 2009, options to purchase 139,992 shares of common stock at a weighted average exercise price per share of $6.66 were outstanding under the 2007 Directors' Plan.

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

  2001 Equity Incentive Plan

        Our 2001 Equity Incentive Plan, or the 2001 Plan, adopted by our board of directors in May 2001, provides for the granting of incentive and non-statutory stock options, stock bonuses and restricted stock to our employees, directors and consultants at the discretion of the board of directors. As of December 31, 2009, options to purchase 1,502,968 shares of common stock at a weighted average exercise price per share of $2.11 remained outstanding under the 2001 Plan. In addition, 68,333 shares subject to stock bonus awards and restricted stock awards have been granted under the 2001 Plan. Subsequent to the initial public offering of our common stock in November 2007, no further options will be granted under the 2001 Plan. At the closing of the initial public offering in 2007, all shares remaining and available for future grant were cancelled.

        The 2001 Plan allows for early exercise of certain stock options prior to vesting subject to the terms of the stock option agreement approved by the board of directors. As of December 31, 2009 and 2008, no unvested stock options were exercisable subject to the original early exercise provision contained in certain of our stock option agreements and all early exercised shares were vested and none were subject to repurchase by us.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        A summary of activities under all of our stock option and incentive plans through December 31, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2006	1,390,822	$1.65	7.79	$2,296

Vested and expected to vest at December 31, 2006	1,382,934	$1.65	7.79	$2,285

Exercisable at December 31, 2006	729,158	$1.47	7.38	$1,330

Granted	622,729	$4.23
Exercised/released	(180,163)	1.96
Forfeited	(55,811)	2.37

Outstanding at December 31, 2007	1,777,577	$2.50	7.57	$9,375

Vested and expected to vest at December 31, 2007	1,766,459	$2.49	7.56	$9,326

Exercisable at December 31, 2007	1,063,125	$1.77	6.88	$6,358

Granted	691,529	$7.12
Exercised/released	(35,684)	2.20
Forfeited	(36,645)	4.97

Outstanding at December 31, 2008	2,396,777	$3.80	7.19	$1,528

Vested and expected to vest at December 31, 2008	2,340,008	$3.75	7.14	$1,521

Exercisable at December 31, 2008	1,464,424	$2.53	6.30	$1,406

Granted	896,945	$2.77
Exercised/released	(66,229)	1.54
Forfeited	(174,541)	4.63

Outstanding at December 31, 2009	3,052,952	$3.50	5.83	$2,163

Vested and expected to vest at December 31, 2009	3,001,578	$3.49	5.87	$2,142

Exercisable at December 31, 2009	1,822,408	$3.11	5.13	$1,743

        A summary of total outstanding stock options as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.90 - $0.90	225,956	3.47	$0.90	225,956	$0.90
$0.91 - $1.80	838,862	5.06	1.80	837,384	1.80
$1.81 - $3.30	1,254,323	6.57	2.87	383,882	3.18
$3.31 - $8.10	733.811	6.18	7.31	375,186	7.27

$0.90 - $8.10	3,052,952	5.83	3.50	1,822,408	3.11

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

        As of December 31, 2009, an aggregate of 544,096 shares of common stock have been reserved under the 2007 ESPP pursuant to purchase rights granted to our employees, all of which remain available for future issuance. The number of shares of common stock reserved for issuance will automatically increase on January 1st, from January 1, 2008 through and including January 1, 2017, by the lesser of (a) 1.0% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (b) a lesser number of shares of common stock determined by our board of directors prior to the start of a year for which an increase applies. The maximum number of shares that may be issued pursuant to the exercise of purchase rights over the term of the 2007 ESPP is 1,666,666 shares. The 2007 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. As of December 31, 2009, 51,662 shares of our common stock have been purchased under the 2007 ESPP. No shares were issued prior to 2009 as the initial offering period under the plan had not completed its term.

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

	Year Ended December 31,
	2009	2008	2007
Expected volatility	82% - 83%	73% - 79%	73%
Weighted-average expected term (in years)	6.2	5.7	4.0
Weighted-average risk-free interest rate	2.5%	2.9%	4.4%
Expected dividends	—%	—%	—%
Weighted-average grant date fair value per share	$1.97	$4.57	$2.41

        ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and separate groups of employees that have similar historical forfeiture behavior are considered separately for expense recognition.

        We estimate the fair value of the purchase rights issued to our employees participating in the 2007 ESPP using the Black-Scholes option valuation model. The fair value of the purchase rights was estimated at the first date of each offering period using the following assumptions:

	Year Ended December 31,
	2009	2008
Expected volatility	83% - 86%	73%
Expected term (in years)	0.5	0.75
Weighted-average risk-free interest rate	.26%	2.1%
Expected dividends	—%	—%
Weighted-average grant date fair value per share	$1.65	$2.56

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        Total compensation cost that has been recorded in our consolidated statement of operations, which includes stock-based compensation expense under ASC 718 and the value of options issued to non-employees for services rendered, is allocated as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Research and development:
Officer compensation	$279	$306	$115
Employee and consultant compensation	362	624	355
Selling, general and administrative:
Director and officer compensation	1,162	958	669
Employee and consultant compensation	128	260	66

	$1,931	$2,148	$1,205

        In February 2007 and in connection with our annual employee performance reviews, employees received stock option grants with a service and performance condition that provides for partial acceleration of vesting upon the completion of ARYx's initial public offering. Upon the closing of our initial public offering in November 2007, vesting of 25% of the shares subject to the options granted was accelerated to the date of our initial public offering. The remaining 75% of the shares subject to the options granted was accelerated to vest in equal monthly installments over 36 months measured from the date of our initial public offering. In addition, an option granted to an officer in connection with an employment agreement was also accelerated pursuant to the terms of the option agreement. In accordance with provisions of ASC 718, we accounted for the effect of the vesting acceleration as a cumulative catch-up adjustment in the period when the performance condition was met and recognized related compensation cost in the 4th quarter of 2007.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        A summary of the status of our unvested stock options as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares (#)	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at January 1, 2007	385,076	1.56
Granted	579,396	2.41
Vested	(296,870)	1.61
Forfeited	(54,485)	1.89

Unvested shares at December 31, 2007	613,117	2.31
Granted	691,529	4.57
Vested	(375,942)	2.99
Forfeited	(36,645)	3.06

Unvested shares at December 31, 2008	892,059	3.74

Granted	894,445	1.97
Vested	(385,687)	3.28
Forfeited	(172,459)	2.82

Unvested shares at December 31, 2009	1,228,358	2.73

        As of December 31, 2009 and 2008, there was $1.4 million and $1.9 million, respectively, of unrecognized compensation cost related to these unvested stock options and these costs are expected to be recognized over a weighted-average period of 1.18 years and 1.29 years, respectively. The total fair value of the shares vested during the years ended December 31, 2009, 2008 and 2007, was $1.3 million, $1.1 million and $474,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $113,000, $158,000 and $326,000, respectively.

        No restricted stock was awarded in 2009 and 2008. In February 2007, the compensation committee of our board of directors granted an officer a fully vested restricted stock award for 18,333 shares of our common stock and in April 2007, the compensation committee granted the same officer a restricted stock award for an additional 25,000 shares of our common stock. The April 2007 award shares are held in escrow and will be released to the holder upon satisfaction of the vesting provision over a period of four years, provided that the officer remains our chief executive officer. In January 2006, the compensation committee granted an officer a restricted stock award for 25,000 shares of our common stock. In September 2006, we signed and executed a stock bonus award agreement which clarified and modified certain terms of that award. In accordance with the provisions of ASC 718, we accounted for the modification as an exchange of the original award for a new award and accordingly, $72,000 of compensation cost was recognized during the year ended December 31, 2006 related to this award. The 2006 award shares were fully vested as of December 31, 2009 and are no longer held in escrow.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

        A summary of the status of our unvested restricted stock awards as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares (#)	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at January 1, 2007	25,000	2.88
Granted	43,333	3.30
Vested	(38,480)	3.13
Forfeited	—	—

Unvested shares at December 31, 2007	29,853	3.17
Granted	—	—
Vested	(14,580)	3.06
Forfeited	—	—

Unvested shares at December 31, 2008	15,273	3.28

Granted	—	—
Vested	(6,945)	3.26
Forfeited	—	—

Unvested shares at December 31, 2009	8,328	3.30

        Our employee stock options are structured to qualify as incentive stock options, or ISOs. Under current tax regulations, we do not receive a tax deduction for the issuance, exercise or disposition of ISOs if the employee meets certain holding requirements. If the employee does not meet the holding requirements, a disqualifying disposition occurs, at which time we will receive a tax deduction. We do not record tax benefits related to ISOs unless and until a disqualifying disposition occurs. In the event of a disqualifying disposition, the entire tax benefit is recorded as a reduction of income tax expense. We have not recognized any income tax benefit for the stock-based compensation arrangement due to the fact that we do not believe it is more likely than not that we will recognize any deferred tax assets from such compensation cost recognized in the current period. Total cash received from the exercise of stock options in 2009, 2008 and 2007 was $102,000, $79,000 and $211,000, respectively.

  Stock Options Granted to Non-Employees

        We continue to account for stock options issued to non-employees in accordance with the recognition provisions of ASC 718, Accounting Compensation-Stock Compensation, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

        We granted 2,500 stock options to non-employees in 2009. We did not grant any stock options to non-employees in 2008 and 2007. Compensation expense related to non-employee options granted in 2009 and prior to 2007 was $3,000, $10,000 and $13,000 for the year ended December 31, 2009, 2008 and 2007, respectively.

        The fair value of non-employee options in 2009, 2008, and 2007 was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of zero, volatility of

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation (Continued)

73% to 86%, maximum contractual life of ten years, and a risk-free interest rate of 2.5%, 2.9%, and 4.4%, respectively.

10. 401(k) Plan

        Our employees, upon meeting certain requirements, are eligible to participate in our 401(k) plan. Our 401(k) plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory limit, which for most employees is $16,500 in 2009. Participants that are 50 years or older can also make "catch-up" contributions, which in 2009 may be up to an additional $5,000 above the statutory limit. Employee contributions are held and invested by the plan's trustee. Our 401(k) plan also permits us to make discretionary matching contributions, and beginning in 2007, we elected to match participant contributions up to 3.5% of a participant's annual compensation, subject to statutory limits. For the year ended December 31, 2009 and 2008, we contributed a total of $245,000 and $227,000, respectively, to the matching provision under our 401(k) Plan.

11. Income Taxes

        There is no provision for income taxes because we have incurred operating losses since inception. A reconciliation between the U.S. statutory tax rate and our effective tax rate follows:

	2009	2008	2007
Tax benefits at federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefits, net of federal tax benefits	—	—	—
Research tax credits	(2.0)	(2.6)	(1.7)
Stock-based compensation	1.0	1.6	0.8
Effect of valuation allowance	35.0	35.0	35.5
Other	—	—	(0.6)

Effective tax rate	0.0%	0.0%	0.0%

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

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$71,000	$58,400
Deferred revenue	—	—
Research tax credits	6,400	5,000
Deferred lease credit	800	900
Stock-based compensation	1,100	800
Depreciation related	(300)	(400)
Other, net	200	200

Total deferred tax assets	79,200	64,900
Valuation allowance	(79,200)	(64,900)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based on known factors, our management cannot currently conclude that it will be more likely than not that the deferred tax assets will be realized. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. For 2009, 2008 and 2007, the valuation allowance increased by $14.3 million, $13.2 million and $11.7 million, respectively.

        As of December 31, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $179.7 million which expire between 2021 and 2029 if not utilized, and federal research and development tax credit carryforwards of approximately $4.4 million which expire beginning in 2019 if not utilized. In addition, we have net operating loss carryforwards for state income tax purposes of approximately $171.9 million which expire between 2013 and 2029 if not utilized, and state research and development tax credit carryforwards of approximately $4.2 million which do not expire. Section 382 of the Internal Revenue Code of 1986, as amended, provides for a limitation on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as defined in this section. We concluded that we experienced such a change in ownership in June of 2002. As a result of this change in ownership, our ability to use the net operating losses and tax credits incurred prior to the ownership change will likely be limited in future periods.

        ASC 740, Income Tax, requires us to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No cumulative adjustment to our accumulated deficit was required upon our adoption of ASC 740. As permitted under the provisions of ASC 740, we will classify interest and penalties related to unrecognized tax benefits as part of our income tax provision, although there have been no such interest or penalties recognized to-date.

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2008	$500
Additions based on tax positions related to the current year	200
Reduction resulting from lapse of applicable statue of limitations	—
Settlements	—

Balance as of December 31, 2008	700
Additions based on tax positions related to the current year	200
Reduction resulting from lapse of applicable statue of limitations	—
Settlements	—

Balance as of December 31, 2009	$900

        As of December 31, 2009, there were no unrecognized tax benefits that, if recognized, would impact our effective tax rate. We currently have a full valuation allowance against our net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Because of our net operating loss carryforwards, substantially all of our tax years remain open to federal tax examination. We file income tax returns in the United States and in California, which typically have three and four tax years open, respectively, at any point in time.

12. Restructuring of Operations

        On October 29, 2009, we announced a restructuring of operations which included a reduction in personnel from 73 employees to 56 employees. We recognized a charge of approximately $375,000 related to the restructuring during the fourth quarter of 2009 which included costs for severance pay, extended healthcare benefits and outplacement services. The staff reduction affected all functions within the company and was accompanied by changes within the organizational structure to improve the efficiency of our operations. Additionally, we made an assessment to determine if there had been any impairment of assets resulting from the restructuring and concluded that no such impairment had occurred.

13. Subsequent Events

        On January 4, 2010, we delivered notice to Commerce Court, as subsequently amended, to effect a draw down of up to $1.4 million. The first trading day of the 10-day pricing period for this draw down was January 5, 2010. In connection with this draw down, we issued an aggregate of 490,864 shares of our common stock to Commerce Court, at a purchase price of approximately $2.85 per share and an aggregate purchase price of $1.4 million. The settlement date for this draw down was January 20, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average prices of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 6.1% per share. We received net proceeds from the sale of these shares of approximately $1.38 million after deducting

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Subsequent Events (Continued)

our offering expenses of approximately $25,000, including a placement agent fee of $14,000 paid to Reedland Capital Partners connection with this draw down.

        On February 18, 2010 we announced an additional restructuring of operations which included a substantial reduction in force from 56 employees to 17 employees. The positions impacted were across all business functions, including the research and development, clinical, operations and general and administrative departments. The restructuring plan was primarily designed to reduce operating expenses and conserve cash resources. We expect to complete the restructuring during the first quarter of 2010. Additionally, as discussed in Note 1, we announced the retention of Cowen and Company, an investment bank, to help us explore strategic alternatives to realize optimal value for our assets.

        Employees affected by the reductions in force were provided with severance payments, continuation of current benefits and outplacement assistance. Severance payments to employees terminated as part of the February 2010 restructuring consisted of 50% cash and 50% ARYx common stock in order to minimize the associated cash expense, with an aggregate 460,940 shares of common stock issued under our equity incentive plan.

        As a result of the February 2010 restructuring plan, we estimate that we will incur an aggregate restructuring charge of approximately $1.1 million in the first quarter of 2010 including costs for severance pay, employee benefits and outplacement services. The estimated restructuring charge will include approximately $0.9 million of cash expenditures and approximately $0.2 million of non-cash charges, net of any adjustments related to stock compensation expense. As part of the restructuring, we also will be assessing any possible impairment of assets related to idle facilities and equipment resulting from the February 2010 restructuring and may incur additional expense during the first quarter of 2010 related to the write-down of any such assets. Additionally, the restructuring charge that we expect to incur in connection with the restructuring plan is subject to a number of assumptions, and actual results may materially differ.

        On February 19, 2010, we delivered notice to Commerce Court, to effect a draw down under the Purchase Agreement. The first trading day of the 10-day pricing period for this draw down was February 22, 2010. In connection with this draw down, we issued an aggregate of 2,764,546 shares of our common stock to Commerce Court, at a purchase price of approximately $1.19 per share and an aggregate purchase price of approximately $3.29 million. The settlement date for this draw down was March 8, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average price of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 7.0% per share. We received net proceeds from the sale of these shares of approximately $3.24 million after deducting our estimated offering expenses of approximately $45,000, including a placement agent fee of $33,000 paid to Reedland Capital Partners in connection with this draw down.

        On March 11, 2010, we delivered notice to Commerce Court, to effect a draw down under the Purchase Agreement. The first trading day of the 10-day pricing period for this draw down was March 12, 2010. In connection with this draw down, we issued an aggregate of 1,710,784 shares of our common stock to Commerce Court, at a purchase price of approximately $1.07 per share and an aggregate purchase price of approximately $1.83 million. The settlement date for this draw down was March 26, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average price of our common stock on The NASDAQ Global Market during the pricing period, net a discount of

ARYX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Subsequent Events (Continued)

approximately 7.0% per share. We received net proceeds from the sale of these shares of approximately $1.8 million after deducting our estimated offering expenses of approximately $30,000, including a placement agent fee of $18,311 payable to Reedland Capital Partners in connection with this draw down.

14. Quarterly Financial Data (unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2009
Total revenue	$—	$—	$—	$—
Operating costs and expenses	9,392	8,893	7,632	5,321
Net loss	(9,838)	(9,392)	(8,150)	(5,787)
Basic and diluted net loss per share	(0.36)	(0.34)	(.30)	(0.21)
2008
Total revenue	$1,042	$1,138	$17,544	$—
Operating costs and expenses	10,600	12,873	14,131	12,537
Net (loss) income	(9,503)	(11,896)	3,231	(13,050)
Basic (net loss) earnings per share	(0.54)	(0.67)	0.18	(0.57)
Diluted (net loss) earnings per share	(0.54)	(0.67)	0.17	(0.57)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(9)	Amended and Restated Certificate of Incorporation of ARYx Therapeutics, Inc., or ARYx, as currently in effect.
3.2(1)	Bylaws of ARYx.
4.1	Reference is made to Exhibits 3.1 and 3.2 above.
4.2(2)	Specimen Common Stock Certificate.
4.3(3)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.
4.4(3)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.
4.5(3)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005 to Lighthouse Capital Partners V, L.P. ("Lighthouse").
4.6(2)	Amended and Restated Investor Rights Agreement by and between ARYx and certain of its securityholders, dated October 22, 2007.
4.7(4)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007 to Lighthouse.
4.8(6)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.
4.9(7)	Registration Rights Agreement by and between ARYx and several investors, dated November 11, 2008.
4.10(7)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.
4.11(10)	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.
4.12(11)	Registration Rights Agreement by and between ARYx and Commerce Court Small Cap Value Fund, Ltd., dated October 6, 2009.
10.1(3)+	Form of Indemnity Agreement between ARYx and its executive officers and directors.
10.2(3)	Lease Agreement by and between ARYx and Trinet Essential Facilities X, Inc., dated November 16, 2004, as amended on June 17, 2005.
10.3(3)+	2001 Equity Incentive Plan.
10.4(3)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2001 Equity Incentive Plan.
10.5(4)+	2007 Equity Incentive Plan.
10.6(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under 2007 Equity Incentive Plan.
10.7(4)+	2007 Non-Employee Directors' Stock Option Plan.
10.8(4)+	Form of Option Agreement, Form of Option Grant Notice and Form of Exercise Notice under the 2007 Non-Employee Directors' Stock Option Plan.
10.9(4)+	2007 Employee Stock Purchase Plan.

Exhibit Number	Description of Document
10.10(3)+	Employment Agreement between ARYx and Paul Goddard, dated September 1, 2005.
10.11(3)+	Employment Agreement between ARYx and Peter G. Milner, dated September 30, 2005.
10.12(3)+	Employment Agreement between ARYx and John Varian, dated November 17, 2003.
10.13(3)+	Employment Agreement between ARYx and Pascal Druzgala, dated July 23, 2002.
10.14(3)+	Employment Agreement between ARYx and Daniel Canafax, dated January 31, 2007.
10.15(3)+	Employment Agreement between ARYx and David Nagler, dated July 15, 2003.
10.16(12)+	Non-Employee Director Compensation Arrangements.
10.17(2)#	License, Development and Commercialization Agreement between ARYx and Procter & Gamble Pharmaceuticals, Inc. ("P&G"), dated June 30, 2006 (the "P&G Agreement").
10.18(3)	Master Security Agreement by and between General Electric Capital Corporation and ARYx, dated August 24, 2005, as amended on August 31, 2005.
10.19(4)
Loan and Security Agreement No. 4521 by and between Lighthouse and ARYx, dated March 28, 2005, as amended on April 22, 2005, July 25, 2005, June 27, 2006, August 30, 2007 and October 19, 2007 (the "Lighthouse Agreement").
10.20(5)+	Compensation Information for Named Executive Officers.
10.21(9)	Amendment No. 6 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated February 22, 2008.
10.22(8)	Amendment to the P&G Agreement by and between ARYx and P&G, dated February 29, 2008.
10.23(6)	Amendment No. 7 to the Lighthouse Agreement by and between Lighthouse and ARYx, dated October 17, 2008.
10.24(7)	Securities Purchase Agreement by and between ARYx and several purchasers, dated November 11, 2008.
10.25(10)+	Amendment No. 1 to Employment Agreement between ARYx and Paul Goddard, dated December 19, 2008.
10.26(10)+	Amendment No. 1 to Employment Agreement between ARYx and Peter G. Milner, dated December 19, 2008.
10.27(10)+	Amendment No. 1 to Employment Agreement between ARYx and John Varian, dated December 19, 2008.
10.28(10)+	Amendment No. 1 to Employment Agreement between ARYx and Pascal Druzgala, dated December 19, 2008.
10.29(10)+	Amendment No. 1 to Employment Agreement between ARYx and Daniel Canafax, dated December 19, 2008.
10.30(10)	Loan Agreement by and between ARYx and Oxford Financial Corporation, dated December 31, 2008.
10.31(13)+	Executive Severance Benefit Plan.
10.32(11)	Common Stock Purchase Agreement by and between ARYx and Commerce Court Small Cap Value Fund, Ltd., dated October 6, 2009.
21.1(3)	Subsidiaries of ARYx.

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)
Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K (File No. 001-33782), filed with the SEC on March 27, 2009 and incorporated herein by reference.

(11)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-33782), filed with the SEC on October 8, 2009 and incorporated herein by reference.

(12)
Previously filed as the like-numbered exhibit to our Quarterly Report on Form 10-Q (File No. 001-33782), filed with the SEC on May 14, 2009 and incorporated herein by reference.

(13)
Previously filed as the like-numbered exhibit to our Current Report on Form 8-K (File No. 001-333782), filed with the SEC on May 27, 2009 and incorporated herein by reference.