Form 10-Q
period 2010-03-31
ARYx Therapeutics, Inc.
filed 2010-05-13
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

As of April 30, 2010, the registrant had 33,461,975 shares of common stock outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,297	$7,409
Marketable securities	—	353
Restricted cash - current	150	150
Prepaid research and development expenses	201	220
Other prepaid, receivable, and current assets	621	675
Total current assets	7,269	8,807
Restricted cash	1,003	1,003
Property and equipment, net	2,006	2,258
Other assets	297	338
Total assets	$10,575	$12,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197	$685
Accrued compensation	245	893
Accrued research and development expenses	224	70
Current portion of notes payable	4,102	4,850
Current portion of interest payable	1,329	1,257
Other accrued liabilities	1,148	926
Total current liabilities	7,245	8,681
Deferred lease credit	954	1,053
Notes payable	4,436	5,283
Interest payable	344	305
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	34	28
Additional paid-in capital	191,061	184,165
Accumulated deficit	(193,499)	(187,109)
Total stockholders’ equity (deficit)	(2,404)	(2,916)
Total liabilities and stockholders’ equity	$10,575	$12,406

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2010	2009

Revenue	$—	$—

Costs and expenses:
Research and development	2,242	6,789
Selling, general and administrative	3,777	2,603
Total costs and expenses	6,019	9,392
Loss from operations	(6,019)	(9,392)

Interest and other income, net	63	54
Interest expense	(434)	(500)
Net loss	(6,390)	(9,838)

Basic and diluted net loss per share	$(0.22)	$(0.36)
Weighted average shares used to compute basic and diluted net loss per share	29,349	27,345

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,390)	$(9,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	293
Amortization of warrants	55	55
Gain or loss on marketable securities	(17)	11
Stock-based compensation	(118)	528
Stock-based severance	595	—
Change in assets and liabilities:
Prepaid research and development expenses	19	(136)
Other prepaid, receivables, and current assets	41	68
Accounts payable and other accrued liabilities	(365)	(1,462)
Accrued compensation	(648)	91
Accrued research and development expenses	154	(1,295)
Net cash used in operating activities	(6,423)	(11,685)

Cash flows from investing activities:
Purchases of marketable securities	—	(4,665)
Proceeds from sales of marketable securities	370	—
Proceeds from maturities of marketable securities	—	3,000
Purchases of fixed assets	—	(77)
Net cash (used in) provided by investing activities	370	(1,742)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	1	34
Issuance of equity, net of issuance cost	6,424	(92)
Principal payments on notes payable	(1,484)	(81)
Net cash provided by (used in) financing activities	4,941	(139)

Net decrease in cash and cash equivalents	(1,112)	(13,566)
Cash and cash equivalents at beginning of period	7,409	35,999
Cash and cash equivalents at end of period	$6,297	$22,433

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

In February 2010, we retained Cowen and Company, or Cowen, to explore and recommend strategic alternatives for the Company going forward. Concurrently, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps, our headcount was reduced from 73 to 17 employees. We took these steps since we have three compounds at proof-of-concept stage but do not have sufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Cowen is expected to present alternatives for maximizing the value of our assets in the near-term. Those alternatives could include partnerships on one or more of our product candidates, or the sale of our assets, in whole or in part, or some similar arrangement through which the value of our assets to stockholders could be optimized. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. For instance, our most recent source of funding has been through utilization of the Commerce Court equity line facility. However, as of March 26, 2010, we had issued the maximum amount of common stock available under the facility and therefore will no longer be able to utilize the facility. We will likely seek additional sources of funding to allow us to continue our operations as we explore strategic options available to us.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiary, ARYx Therapeutics, Ltd. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information on the same basis as the annual financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of the balances and results for the periods presented. Interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

The balance sheet data at December 31, 2009 has been derived from our audited consolidated financial statements for the year ended December 31, 2009, contained in our Annual Report on Form 10-K. The unaudited condensed consolidated financial statements and related disclosures contained in this report have been prepared with the presumption that users of the interim financial statements have read or have access to our audited financial statements for the preceding year. Accordingly, these interim financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009, contained in our Annual Report on Form 10-K.

Risks and Uncertainties

As of March 31, 2010, we had cash, cash equivalents and marketable securities on hand in the amount of $6.3 million, current payables and accrued liabilities of approximately $1.8 million and approximately $5.4 million in current notes and interest payable. As of March 31, 2010, we had outstanding non-current liabilities of $5.7 million. Since our inception, we have incurred significant net operating losses and, as of March 31, 2010, we had an accumulated deficit of $193.5 million. We have generated no revenue from product sales to date and we have funded operations principally from the sale of our convertible preferred and common stock and payments received under our collaboration agreements. We have not achieved sustainable profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of March 31, 2010 will be sufficient to fund our operations through December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans as to these matters are described above. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses on our marketable securities. Comprehensive loss for the three months ended March 31, 2010 and 2009 was $6.4 million and $9.9 million, respectively.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amount)
Numerator:
Net loss	$(6,390)	$(9,838)
Denominator:
Weighted average common shares outstanding	29,357	27,359
Less: Weighted average unvested restricted common shares	(8)	(14)
Weighted average shares used in computing basic and diluted net loss per share	29,349	27,345
Basic and diluted net loss per share	$(0.22)	$(0.36)

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

As permitted under the provisions of ASC Topic 740, we will classify interest and penalties related to unrecognized tax benefits as part of our income tax provision, although there have been no such interest or penalties recognized to-date.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, which revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. ASU No. 2010-06 also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning December 15, 2010, and for the interim periods within those fiscal years.  We do not expect adoption of this pronouncement to have a material impact to our financial statements.

2. Fair Value Measurement

The following tables summarize the fair value of our financial assets as of March 31, 2010 and December 31, 2009 that were recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820.

		March 31, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Financial Assets Held:
Money market funds	$6,100	$—	$6,100	$—
Certificate of deposit	150	150	—	—
Auction rate securities:
Beginning balance as of January 1, 2009	353	—	—	353
Purchases	—	—	—	—
Sales and maturities	(370)	—	—	(370)
Transfers in (out) of Level 2 and Level 3	—	—	—	—
Gain on sale of marketable securities	17	—	—	17
Ending balance as of December 31, 2009	—	—	—	—
Total	$6,250	$150	$6,100	$—

		December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Financial Assets Held:
Money market funds	$7,192	$—	$7,192	$—
Certificate of deposit	150	150	—	—
Auction rate securities:
Beginning balance as of January 1, 2009	367	—	—	367
Purchases	—	—	—	—
Sales and maturities	—	—	—	—
Transfers in (out) of Level 2 and Level 3	—	—	—	—
Loss on marketable securities	(14)	—	—	(14)
Ending balance as of December 31, 2009	353	—	—	353
Total	$7,695	$150	$7,192	$353

Our financial assets valued using Level 1 inputs consist primarily of certificates of deposit at a financial institution.  Our financial assets valued using Level 2 inputs consist of cash held in money market funds with fair values that are determined by our institutional portfolio managers whose valuations are based upon market-corroborated inputs such as broker/dealer quotes, reported trades, bids and offers that we believe are reasonable. Previously, the fair value of our auction rate security was measured using Level 3 inputs as determined by a discounted cash flow model that considered expected cash flows from the auction rate instrument including expected interest payments, market yields for similarly rated instruments, our estimates of time to liquidity for the security, and a marketability discount. Transfers between levels are determined and recognized at the end of each reporting period.

In February 2010, we sold our remaining auction rate instrument at a price equal to $370,000 or 74% of par value plus accrued interest. We recognized a total realized loss of $130,000 as a result of the sale of the security. Prior to December 31, 2009, we had recognized an estimated unrealized other-than-temporary loss of $147,000 resulting in a gain of $17,000 recognized during the first quarter of 2010.

3.  Debt Financing

As of March 31, 2010, we have loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, General Electric Commercial Finance, or GE, and Oxford Finance Corporation, or Oxford.  The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of March 31, 2010, was $7.9 million. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $410,000 and $460,000 for the three months ended March 31, 2010 and 2009, respectively.  The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of March 31, 2010, was $33,000. We recorded interest expense related to the GE loan agreements of $1,600 and $9,000 for the three months ended March 31, 2010 and 2009, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of March 31, 2010, was $625,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $22,500 and $31,000 for the three months ended March 31, 2010 and 2009, respectively.

4.  Equity Financing

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

As of March 26, 2010, we had issued the maximum amount of common stock available for sale under the Commerce Court Purchase Agreement and therefore we will no longer be able to utilize the facility for additional funding.

5.  Warrants

We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of March 31, 2010, the following warrants to purchase our common stock were issued and outstanding:

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

We follow guidance under ASC 480 to measure the fair value of these warrants on date of issuance. The fair value of the warrant issued to ATEL for $42,000 was capitalized as a prepayment on a lease and was amortized to interest expense over the 36 month lease term. The fair value of the first warrant issued to Lighthouse for $738,000 was capitalized in three separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended December 31, 2005. The remainder was amortized to interest expense over the duration of the interest-only period plus the term of the loan over 42 months. The fair value of the second warrant issued to Lighthouse for $523,000 was capitalized in two separate tranches as debt issuance cost with the first tranche amortized to interest expense over the funding commitment period ended March 1, 2008, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 36 months. The fair value of the third warrant issued to Lighthouse for $396,000 was capitalized as debt issuance cost and amortized to interest expense over the duration of the interest-only period plus the term of the restructured loan over 36 months. The fair value of the warrants issued in connection with the Oxford equipment loan for $17,000 was capitalized as debt issuance cost and will be amortized to interest expense over the duration of the loan over 36 months.

We follow guidance under ASC 718, Compensation-Stock Compensations, and considered the fair value of the warrants issued to investors participating in the November 2008 private placement of equity as cost of equity financing and accordingly, we recorded the fair value of the warrants to contra-equity. The aggregate fair value of the warrants issued to the investors was approximately $4.0 million determined using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 2.44%, contractual life of five years according to the terms of the warrants, no dividend yield and volatility of 79%.

The fair value of our capitalized warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Lighthouse—Warrant 1	$14	$14
Lighthouse—Warrant 2	13	13
Lighthouse—Warrant 3	27	27
Oxford	1	1
	$55	$55

6.  Stock-Based Compensation

The components of our stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Research and development:
Officer compensation	$(70)	$68
Employee and consultant compensation	(154)	151
Selling, general and administrative:
Director and officer compensation	147	271
Employee and consultant compensation	(41)	38
Total compensation expense	$(118)	$528

For the three months ended March 31, 2010, our total stock-based compensation expense was a net credit, or a reduction to our expense, due to the forfeiture of stock options that had previously been granted to employees that were terminated as part of our restructuring of operations. We issued an aggregate 596 shares of our common stock upon the exercise of stock options during the three month period ended March 31, 2010.

7.  Restructuring of Operations

On February 18, 2010, we announced a restructuring of operations which included a substantial reduction in force from 56 employees to 17 employees. The positions impacted were across all business functions, including the research and development, clinical, operations and general and administrative departments. The restructuring plan was primarily designed to reduce operating expenses and conserve cash resources as we explore various strategic options. The restructuring was substantially completed during the first quarter of 2010. Additionally, we announced the retention of Cowen and Company, an investment bank, to help us explore strategic alternatives to realize optimal value for our late-stage assets.

Employees affected by the reduction in force were provided with severance payments, payments for healthcare benefits and outplacement assistance. Severance payments to employees terminated as part of the February 2010 restructuring consisted of 50% cash and 50% ARYx common stock in order to minimize the associated cash expense. The total number of common shares issued related to severance pay was 460,940 shares. All cash severance payments and common stock were paid and issued as of March 31, 2010.

As a result of the February 2010 restructuring of operations, we incurred an aggregate restructuring charge of approximately $1.1 million in the first quarter of 2010 including costs for severance pay, employee benefits and outplacement services. The restructuring charge included approximately $0.9 million of cash expenditures and approximately $0.2 million of non-cash charges, net of adjustments related to stock compensation expense for forfeited stock options. Included within our selling, general and administrative expenses was $1.4 million of expense related to the restructuring. Our research and development expenses included a net reduction to expense of approximately $0.3 million related to the forfeiture of stock options by terminated employees within our research and development functions. During the first quarter of 2010 we made an assessment in accordance with ASC 360, Property and Equipment, to determine if there had been any material impairment of assets resulting from the February 2010 restructuring and concluded that given the range of possible outcomes related to our exploration of strategic alternatives, no material impairment had occurred.

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

In February 2010, we retained Cowen and Company, or Cowen, to explore and recommend strategic alternatives for the Company going forward. Concurrently, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps, our headcount was reduced from 73 to 17 employees. We took these steps since we have three compounds at proof-of-concept stage but do not have sufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Cowen is expected to present alternatives for maximizing the value of our assets in the near-term. Those alternatives could include partnerships on one or more of our product candidates, or the sale of our assets, in whole or in part, or some similar arrangement through which the value of our assets to stockholders could be optimized. As of March 31, 2010, we had approximately $6.3 million in cash, cash equivalents and marketable securities on hand which is less than the amount needed for us to maintain our current operations for the next 12 months. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. For instance, our most recent source of funding has been through utilization of the Commerce Court equity line facility. However, as of March 26, 2010, we had issued the maximum amount of common stock available under the facility and therefore will no longer be able to utilize the facility. We will likely seek additional sources of funding to allow us to continue our operations as we explore strategic options available to us.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future as we explore strategic options for the company. We are unable to predict the extent of any future losses or the degree of success we may have in the exploration and execution of our strategic options.

We have established proof of concept with our three leading product candidates, tecarfarin, budiodarone and ATI-7505, which retain the efficacy of certain commercially successful drugs for well established chronic markets while being metabolized through a potentially safer pathway than such drugs.  The following is a summary of our product candidates:

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

We have treated over 400 patients with tecarfarin in trials in which we measured its ability to maintain those patients within a target therapeutic range of INR of 2.0 to 3.0 (2.5 to 3.5 for heart valve patients). Two of the clinical trials performed were Phase 2 trials (CLN-504 and CLN-509) and the third was the recently completed Phase 2/3 trial, EmbraceAC (CLN-505). In each of these three trials, the results were nearly identical. Patients on tecarfarin had a time in target therapeutic range of INR of 71.5% (CLN-504), 73.9% (CLN-509), and 74% (CLN-505). Statistical significance was achieved in CLN-504 when comparing the tecarfarin response to the same patients’ historical experience with warfarin: 71.5% time within therapeutic range versus 59.3% time within therapeutic range, respectively (p=0.0009). However, statistical significance was not achieved at the primary endpoint in the 607-patient CLN-505 clinical trial, directly measuring the ability of tecarfarin to maintain patients within the target therapeutic range of INR as compared to warfarin patients. The endpoint was missed due to the unprecedented time within therapeutic range for the warfarin-treated patients of 73.2% (p=0.506). We believe the warfarin outcome resulted from the intense monitoring and dose control provided by the trial’s central dosing methodology, executed in accord with our agreement on the trial design with the U.S. Food and Drug Administration, or FDA. In a subgroup responder analysis of those CLN-505 patients taking medications which inhibit CYP450 metabolism and which can cause drug-drug interactions, the tecarfarin group showed a significantly larger proportion of responders compared to the warfarin group (67.9% versus 53.8% respectively p=0.0676). A responder is defined as a patient who is in range for more than 65% of the time during the treatment period. In addition, about one-third of the CLN-505 patients who were in the tecarfarin treatment arm and were stable on the drug at the end of the trial period continued to be treated with tecarfarin in a safety follow-up extension, allowing treatment on the agent for at least one year. During this extension phase, tecarfarin patients were monitored an average of once every four weeks. This group’s average time in therapeutic range of INR was 78.4% of the time treated during the extension phase.

Based upon feedback from the FDA subsequent to the completion of the CLN-505 clinical trial, we believe only one additional Phase 3 trial needs to be conducted to seek regulatory approval of tecarfarin. This trial would also directly compare tecarfarin’s ability to maintain patients in a targeted therapeutic range of INR compared to warfarin but in a “real-world” setting in which monitoring and dosing decisions would be made at the trial sites, which would be similar to how warfarin is typically dosed and titrated in clinical practice. We believe tecarfarin should compare favorably against warfarin in a real-world setting due to its inherent properties and based upon the clinical results we have collected to date. We believe this favorable result will be in contrast to the well-established published data reporting the typical time in therapeutic range of INR expected in patients treated with warfarin in similar historical trials. In our most recent discussions, the FDA confirmed that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for tecarfarin’s clinical development, and that the data collected in the CLN-505 clinical trial could be used to support the registration of tecarfarin. Using INR as a surrogate measure for the primary endpoint should reduce the size of our planned second Phase 3 clinical trial compared to clinical trials measuring survival rates or other outcomes. We have submitted, in writing under a Special Protocol Assessment (SPA), our proposed design of the second Phase 3 clinical trial. We expect to receive a response from the FDA under the normal SPA process. With the assistance of Cowen, we are seeking to identify the best path to maximize the value of tecarfarin and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

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

ATI-7505

ATI-7505 is an oral prokinetic agent that has been shown to speed up the passage of contents through the gut. We have successfully completed four Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. ATI-7505 was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson under the brand name Propulsid in the United States and other countries. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of cisapride rose significantly when CYP450 clearance was inhibited due to the co administration of other drugs that were cleared by the same metabolic pathway. We designed ATI-7505 to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as eliminating the off-target cardiovascular effects. Nearly 1,000 patients and subjects have been treated with ATI-7505 as part of our clinical trial program. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize ATI-7505. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement effective July 2, 2008. P&G subsequently announced that it is exiting pharmaceutical drug development. Upon termination of the collaboration agreement by P&G, all rights to ATI-7505 reverted to ARYx. Also on July 2, 2008, we announced the overall successful results of a Thorough QT trial, or TQT, on ATI-7505, which we believe supports the agent’s favorable cardiac safety profile. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of ATI-7505 in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between ARYx and P&G, the trial was terminated early after only 214 patients had been enrolled. In spite of the early termination of the trial, ATI-7505 achieved statistical significance at the trial’s primary endpoint in the 80 mg twice-daily dose. In addition, all doses tested demonstrated a clinically meaningful and desired increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment. We have had an end of Phase 2 meeting with the FDA to seek their guidance on the size and design of the Phase 3 program required for registration. Based upon the results of that meeting, we believe we have a clear path forward in chronic idiopathic constipation that includes safety data in line with ICH guidelines. With the assistance of Cowen, we are seeking to identify the best path to maximize the value of ATI-7505 and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

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

Restructuring of Operations

On October 29, 2009, we announced a restructuring of operations which included a reduction in personnel from 73 employees to 56 employees. The staff reduction affected all functions within the company and was accompanied by changes within the organizational structure to improve the efficiency of our operations. We recognized a charge of approximately $375,000 related to the restructuring during the fourth quarter of 2009 which included costs for severance pay, extended healthcare benefits and outplacement services for the exiting employees. Additionally, we made an assessment to determine if there had been any material impairment of assets resulting from the restructuring and concluded that no material impairment had occurred.

On February 18, 2010 we announced an additional restructuring of operations which included a substantial reduction in force from 56 employees to 17 employees. The positions impacted were across all business functions, including the research and development, clinical, operations and general and administrative departments. The restructuring plan was primarily designed to reduce operating expenses and conserve cash resources as we explore various strategic options. The restructuring was substantially completed during the first quarter of 2010. Additionally, we announced the retention of Cowen and Company, an investment bank, to help us explore strategic alternatives to realize optimal value for our late-stage assets.

Employees affected by the reductions in force were provided with severance payments, continuation of current benefits and outplacement assistance. Severance payments to employees terminated as part of the February 2010 restructuring consisted of 50% cash and 50% ARYx common stock in order to minimize the associated cash expense, with an aggregate 460,940 shares of common stock issued under our equity incentive plan as a severance payout.

As a result of the February 2010 restructuring of operations, we incurred an aggregate restructuring charge of approximately $1.1 million in the first quarter of 2010 including costs for severance pay, employee benefits and outplacement services. The restructuring charge included approximately $0.9 million of cash expenditures and approximately $0.2 million of non-cash charges, net of adjustments related to stock compensation expense. As part of the restructuring effort and during the course of our continuing operations, we will be assessing on a quarterly basis any possible impairment of assets related to idle facilities and equipment resulting from the February 2010 restructuring and may incur additional expense related to any such impairment. During the first quarter of 2010 we made an assessment in accordance with ASC 360 to determine if there had been any material impairment of assets resulting from the February 2010 restructuring and concluded that given the range of possible outcomes related to our exploration of strategic alternatives, no material impairment had occurred. As a result of our restructuring activities, we anticipate a substantial reduction in our future operating expenses as compared to our spending levels in 2009.

As of March 31, 2010, we had cash, cash equivalents and marketable securities on hand in the amount of $6.3 million, current payables and accrued liabilities of approximately $1.8 million and approximately $5.4 million in current notes and related interest payable. As of March 31, 2010, we had outstanding non-current liabilities of $5.7 million. Since our inception, we have incurred significant net operating losses and, as of March 31, 2010, we had an accumulated deficit of $193.5 million. We have not achieved sustained profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not expect that our cash on hand as of March 31, 2010 will be sufficient to fund our operations during the following 12-month period. For the year ended December 31, 2009 our auditor, Ernst & Young LLP, issued an audit opinion which included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

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

The following table summarizes our research and development expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Direct research and development expense by product candidate:
Tecarfarin	$254	$2,831
Budiodarone	40	638
ATI-7505	17	52
ATI-9242	112	(107)
Other research programs	56	44
Total direct research and development expense	479	3,458
Personnel, administrative and other expense	1,763	3,331
Total research and development expense	$2,242	$6,789

From our inception through March 31, 2010, we estimate that approximately $40.5 million of expense was incurred for our tecarfarin product candidate, approximately $25.2 million was incurred for our budiodarone product candidate, approximately $22.7 million was incurred for our ATI-7505 product candidate, approximately $5.2 million was incurred for our ATI-9242 product candidate, and approximately $71.9 million was incurred for costs related to our research and development personnel, administrative and other research programs.

The expenditures summarized in the above table reflect costs directly attributable to each product candidate and to our other research programs. We do not allocate salaries, employee benefits, or other indirect costs to our product candidates or other research programs and have included those expenses in “personnel, administrative and other expense” in the above table.

At this time, due to the risks inherent in our business and given the various stages of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in support of our product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements may be secured, if at all, and to what degree such arrangements would affect our current operating plans and capital requirements.

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

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies and significant estimates during the three months ended March 31, 2010.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenue

No revenue was recorded for the three months ended March 31, 2010 or 2009.

Research and Development Expense

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(in thousands, except %)
Research and development expense	$2,242	$6,789	$(4,547)	-67%

For the three months ended March 31, 2010, as compared to the same period in 2009, our research and development expense decreased by $4.5 million, or 67%. The decrease was due to:

•                  a $2.6 million reduction in expenditures related to our tecarfarin product candidate due to the substantial completion of our Phase 2/3 EmbraceAC clinical study in the second quarter of 2009;

•                  a $0.6 million reduction in expenditures related to the completion of a Phase 2b clinical study for our budiodarone product candidate in early 2009; and

•                  a $1.3 million reduction in non-project specific research and development costs and research and development personnel costs primarily due to the restructuring of our operations in October 2009 and February 2010.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(in thousands, except %)
Selling, general and administrative expense	$3,777	$2,603	$1,174	45%

The increase in selling, general and administrative expense for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to costs related to our February 2010 restructuring of operations of $1.4 million, partially offset by a reduction in our on-going operating costs as a result of our restructuring efforts.

Interest and Other Income, Net

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(in thousands, except %)
Interest and other income, net	$63	$54	$9	17%

Interest and other income, net of other expenses, consist primarily of interest income from our investments in money market funds and marketable securities, realized gains or losses from the sale of marketable securities and certain expenses such as state franchise tax. The increase in interest and other income for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to a partial state franchise tax rebate recognized in the first quarter of 2010 and a realized gain of approximately $18,000 related to the sale of our auction rate security holding offset by lower interest income due to lower invested cash balances.

Interest Expense

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(in thousands, except %)
Interest expense	$434	$500	$-66	-13%

The decrease in interest expense for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to a reduction of our debt balances outstanding resulting from the contractual pay down of our debt obligations.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Cash (used in) provided by:
Operating activities	(6,423)	(11,685)
Investing activities	370	(1,742)
Financing activities	4,941	(139)
Total cash (used) provided	(1,112)	(13,566)

As of March 31, 2010, the Company had cash, cash equivalents and marketable securities on hand in the amount of $6.3 million, current payables and accrued liabilities of approximately $1.8 million and approximately $5.4 million in current notes and related interest payable. As of March 31, 2010, the Company had outstanding non-current liabilities of $5.7 million. Since our inception, we have incurred significant net operating losses and, as of March 31, 2010, we had an accumulated deficit of $193.5 million. We have not achieved sustained profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not expect that cash on hand as of March 31, 2010 will be sufficient to fund our operations during the following 12-month period.

Net cash used in operating activities was $6.4 million and $11.7 million for the three months ended March 31, 2010 and 2009, respectively. Net cash used in each of these periods was primarily used towards the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities. The three month period ended March 31, 2010 included approximately $0.9 million of cash expenditure related to our February 2010 restructuring of operations.

Cash used in, or provided by, investing activities primarily related to purchases, sales and maturities of marketable securities, as well as changes in our restricted cash balances and levels of capital expenditure. For the three months ended March 31, 2010, net sales of marketable securities was $0.4  million as compared to net purchases of marketable securities of $1.7 million for the same period in 2009. Purchases of property and equipment were zero and $77,000 for the three months ended March 31, 2010 and 2009, respectively.

Net cash provided by financing activities for the three months ended March 31, 2010 was $4.9 million which was primarily related to proceeds from the sale of common stock pursuant to the Commerce Court equity line agreement, partially offset by principal and interest payments on our long-term debt. For the three months ended March 31, 2009, net cash used in financing activities was $139,000. Net cash used in financing activities for the three months ended March 31, 2009 primarily consisted of principal payments on our long-term debt.

As of March 31, 2010, we have loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, General Electric Commercial Finance, or GE, and Oxford Finance Corporation, or Oxford.  The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of March 31, 2010, was $7.9 million. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $410,000 and $460,000 for the three months ended March 31, 2010 and 2009, respectively.  The total principal amount borrowed under the GE agreements was $1.9 million and the total unpaid principal balance outstanding as of March 31, 2010, was $33,000. We recorded interest expense related to the GE loan agreements of $1,600 and $9,000 for the three months ended March 31, 2010 and 2009, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of March 31, 2010, was $625,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $22,500 and $31,000 for the three months ended March 31, 2010 and 2009, respectively.

Equity Line Financing Facility

On October 6, 2009, we entered into a common stock purchase agreement, or the Purchase Agreement, with Commerce Court Small Cap Value Fund, Ltd., or Commerce Court, providing for a financing arrangement that is sometimes referred to as a committed equity line financing facility. The Purchase Agreement provided that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Commerce Court would be committed to purchase up to $35.0 million of shares of our common stock over the 24-month term of the Purchase Agreement under certain specified conditions. Under the terms of the Purchase Agreement, in no event could we sell more than 5,380,090 shares of common stock, which is equal to one share less than 20% of our outstanding shares of common stock on October 6, 2009, the closing date of the Purchase Agreement, less the number of shares of common stock we issued to Commerce Court on the closing date as Commitment Shares described below. Furthermore, in no event would Commerce Court be obligated to purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by Commerce Court, would result in the beneficial ownership by Commerce Court of more than 9.9% of the then outstanding shares of our common stock. We issued to Commerce Court, upon execution of the Purchase Agreement, 114,200 shares of our common stock, or the Commitment Shares.

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

As of March 26, 2010, we had issued the maximum amount of common stock available under the Commerce Court Purchase Agreement and therefore will no longer be able to utilize the facility.

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

Our ability to continue operations will be dependent on our ability to obtain additional funding and such funding may not be available to us on acceptable terms, or at all. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. For instance, our most recent source of funding has been through utilization of the Commerce Court equity line facility as described above. However, given our full utilization of the Commerce Court facility, we will seek alternative sources of funding to allow us to continue our operations as we explore strategic options available to us. If we are unable to raise additional funds when needed, we may not be able to continue our current operations and we may not have sufficient resources to fully explore the strategic options available to us. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to the holders of our common stock and could contain covenants that restrict our operations. If we raise additional funds by issuing equity securities, dilution to our existing stockholders may result. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. To the extent that we raise additional capital through licensing or other arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves for a higher profit margin. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or our ability to fully explore our strategic options. Our failure to raise capital when needed may harm our business and operating results.

Contractual Obligations

There were no material changes to our contractual obligations from those disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010, other than scheduled payments made through March 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to our market risk from those disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of March 31, 2010.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2010, we had $6.3 million in cash, cash equivalents and marketable securities on hand which is less than the amount needed for us to maintain our current operations for the next 12 months. Our ability to continue operations is dependent upon our ability to obtain substantial additional capital. Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur net losses for the foreseeable future as we explore strategic options in an effort to optimize the value of our assets. While we are currently exploring strategic options available to us, including collaboration arrangements to continue the development and potential commercialization of one or more of our lead product candidates or the sale of any or all of our assets, we cannot forecast with any degree of certainty whether a strategic transaction and/or collaboration arrangement will be achieved on optimal terms or at all. However, should such collaboration arrangements fail to provide sufficient revenue to fund our operations adequately, we will need to raise additional capital to fund our operations and complete development of our product candidates. Our future funding requirements will depend on many factors, including:

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

We have a limited operating history and have incurred significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of approximately $193.5 million. We expect to continue to incur net losses for the foreseeable future as we explore strategic options available to us. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2010, we held 44 issued or allowed U.S. patents and had 15 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 44 U.S. patents that we hold, 39 patents are compound and composition related, having expiration dates from 2013 to 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. The composition of matter patent for ATI-7505, our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and 15 in foreign jurisdictions. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

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

The starting materials for the production of ATI-7505 are provided by the following vendors: SCI Pharmtech, Inc., Corum, Inc. and Lexen Inc. To produce ATI-7505 drug products, drug substance is processed into 20 milligram or 40 milligram tablet form by Pharmaceutics International, Inc. of Hunt Valley, MD (PII). In the event that any of these vendors are unable or unwilling to produce sufficient quantities of material for the manufacture of ATI-7505, the development and/or commercialization of ATI-7505 could be delayed or impaired. A 500 kg quantity of ATI-7505 active pharmaceutical ingredient (API) is currently in storage at PII. This drug supply is owned by Procter & Gamble and is being stored at our expense. We believe this is sufficient supply to conduct the required Phase 3 program for registration. However, Procter & Gamble may terminate this arrangement at any time and dispose of the API material, or it may prove not to be adequate for the entire Phase 3 program.

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

For instance, our preclinical and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. For example, budiodarone’s preclinical trials contain results that have led to our decision to monitor for such effect in the clinic and may continue to be monitored in the clinic in the future. Inhibition of testicular function was observed in one animal species as part of these trials. No such effect has been observed to date in the clinic and monitoring continues. In published trials, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology trials for budiodarone. While we have and will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our clinical trials for budiodarone, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell budiodarone. Similarly, in the clinical testing of budiodarone in patients whose condition also required treatment with warfarin, dose adjustments of warfarin were sometimes required. As is common to most clinical trials, the potential for drug-drug interactions will be monitored. As another example, due to the result of our Phase 2/3 clinical trial of tecarfarin, additional clinical trials of tecarfarin will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that tecarfarin is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In a canine toxicology trial of ATI-7505 performed by our former collaboration partner, P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

Even when our product candidates do not cause any adverse effects, clinical trials of efficacy may show that our product candidates do not have significant effects on target symptoms or may be inconclusive. For example, in the EmbraceAC trial, tecarfarin demonstrated efficacy essentially the same as in earlier Phase 2 trials but did not achieve the primary endpoint of superiority over warfarin, as measured by time in therapeutic range. ATI-7505 was tested in two Phase 2 clinical trials in which the primary endpoints were not met in comparison to placebo. Although these trials did support ATI-7505’s efficacy against certain symptoms as secondary endpoints, if future trials show that ATI-7505 is not sufficiently efficacious to justify its use as a therapy, our business and prospects may be materially adversely affected. In addition, we may need to reformulate the ATI-9242 drug product should we find in our on-going Phase 1 testing that adequate blood levels are not achieved with our current formulation.

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

We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation in the United States. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Sanofi-Aventis has been granted approval and launched in the United States its antiarrhythmic therapy Multaq® (dronedarone). Approval was also granted by the European Union in November 2009 and launch is underway. We believe Multaq® will provide substantial competition to budiodarone in the treatment of atrial fibrillation. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide marketed by 3M Company and propafenone, marketed by GlaxoSmithKline, do not have equivalent efficacy to amiodarone but will continue to compete in the atrial fibrillation marketplace. Cardiome Pharma Corporation’s oral product, vernakalant, for the treatment of atrial fibrillation, was licensed to Merck in April 2009. This compound, which is in Phase 2 testing, is hoped to have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

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

ATI-7505 has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. ATI-7505 is a prokinetic agent which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system’s motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also be competitive to ATI-7505, including tegaserod, marketed by Novartis Pharmaceuticals Corporation as Zelnorm, which was withdrawn from the market and is currently available through an investigational new drug (IND) process, TD-5108 being developed by Theravance, and erythromycin. Another prokinetic compound in development in Europe, with the potential for commercialization in the United States and Asia, is prucalopride from Movetis. Prucalopride has been approved for commercialization in certain European countries for the treatment of chronic constipation in women but has not yet been launched. Trials are on-going in Europe testing prucalopride in the treatment of chronic constipation in men. Johnson & Johnson has rights to prucalopride in North American and certain European countries and we expect prucalopride to provide competition in markets around the world. Ironwood Pharmaceuticals and Forest Laboratories are jointly developing linaclotide, a guanylate cyclase C agonist, in North America for the treatment of chronic constipation and irritable bowel syndrome. They have completed two Phase 3 trials in North America with positive efficacy results. Ironwood has licensed development and commercialization rights to linaclotide in both Europe and Asia, and we expect linaclotide to provide competition in specific lower GI tract indications. We believe the most significant competition to ATI-7505 for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. ATI-7505 is targeted at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. ATI-7505 will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates, if we choose to do so.

Our success depends on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Dr. Goddard, our Chairman and Chief Executive Officer, Dr. Milner, our President, Research and Development, Mr. Varian, our Chief Operating Officer and Chief Financial Officer, and Dr. Druzgala, our Senior Vice President and Chief Scientific Officer, we may not be able to successfully complete our ongoing effort to explore strategic options or develop or commercialize our product candidates, if we choose to do so. Our ability to retain and incentivize our senior management and key scientific personnel may be impaired by the October 2009 and February 2010 terminations of a substantial portion of our workforce, including Dr. Daniel Canafax, our former Vice President and Chief Development Officer, and this recent primary focus to explore strategic options to optimize the value of our assets. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms, if we choose to do so. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We carry “key person” insurance in the amount of $1.0 million for each of Drs. Milner and Druzgala, but do not carry “key person” insurance covering any other members of senior management or key scientific personnel. If we fail to retain qualified personnel, we may be unable to continue our ongoing strategic process.

Our workforce reductions in October 2009 and February 2010 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to retain key personnel and may be distracting to management.

In October 2009, our board of directors committed to a restructuring plan that resulted in a reduction in force affecting 17 employees in order to improve operational efficiencies. In February 2010, our board committed to a further reduction in force affecting 37 employees in order to further reduce operating expenses and conserve cash resources as we explore various strategic options. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to retain highly skilled personnel. We may have difficulty retaining such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of the restructuring program may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

While we are not currently planning to commercialize our product candidates using our own resources, we may need to hire additional employees in order to continue to develop or commercialize our product candidates, if we choose to do so. Any inability to manage future growth could harm our ability to develop or commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls and, to the extent required, an attestation of the effectiveness of internal controls by our independent auditor. While the company believes that all material information about the company’s finances is known to management and that we are able to continue to provide reasonable assurance about the reliability of our financial reporting to stockholders including that the preparation of financial statements for external purposes are in accordance with generally accepted accounting principles, due to the company’s recent restructuring we no longer have sufficient personnel to continue with our efforts to maintain and test the internal controls to the extent reasonably necessary to allow us to certify that ARYx is in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2010. If we are required to have an auditor attestation in the first quarter of 2011, and management is unable to certify as to the effectiveness of internal controls as of December 31, 2010, then it is possible that we will receive an adverse opinion from our auditor. Similarly, if we conclude at anytime that our internal controls are no longer sufficient to provide reasonable assurance regarding the reliability of our external financial reporting to stockholders, we may be required to make such a disclosure to our stockholders. Either of these events could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and our ability to raise additional capital.

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

The sale of shares of our common stock under the committed equity line financing facility has resulted in dilution to our existing stockholders.  If we sell shares of our common stock in future financings or other arrangements, stockholders may experience additional dilution and, as a result, our stock price may go down.

In October 2009, we entered into a committed equity line financing facility, or financing arrangement, under which we sold 5,494,290 shares of our common stock to Commerce Court, including the 114,200 shares of common stock we issued to Commerce Court upon the execution and delivery of the Purchase Agreement . The sale of shares of our common stock pursuant to the financing arrangement has had a dilutive impact on our existing stockholders. Commerce Court may resell some or all of the shares we have issued to them under the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement.

We need to raise substantial additional funding to continue our operations and fund additional trials of our product candidates.  We are currently exploring strategic options available to us, including collaboration arrangements to continue the development and potential commercialization of one or more of our lead product candidates or the sale of any or all of our assets.  Any issuance of convertible debt securities, preferred stock or common stock that may be issued in connection with such strategic options may be at a discount from then-current trading prices of our comment stock.  If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant.

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

If we fail to regain compliance with the listing requirements of The NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market.  We announced on April 9, 2010 that we had received a letter, dated April 5, 2010, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the market value of our listed securities had been below the minimum $50.0 million requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rules.  In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until October 4, 2010, to regain compliance.  To regain compliance, the market value of our listed securities must close at $50.0 million or more for a minimum of 10 consecutive business days at any time prior to October 4, 2010,  If we do not demonstrate compliance by October 4, 2010, the NASDAQ Listing Qualifications Department will provide written notification to us that our common stock may be delisted.  At that time, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market in accordance with NASDAQ Listing Rules, or appeal the decision to a NASDAQ Listing Qualifications Panel, or Panel.  In the event of an appeal, our securities would remain listed on The NASDAQ Global market pending a decision by the Panel following a hearing.  There can be no assurance that, if we do appeal a delisting determination to the Panel, that such appeal would be successful.

Additionally, our common stock has recently traded near or below the $1.00 minimum bid price, and had been as low as $0.88 per share as of April 30, 2010.  If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days, we would likely receive a deficiency notice.  Following the receipt of a deficiency notice, we expect that we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period.  If we were to fail to regain compliance during the grace period, our common stock would be delisted.

If we fail to regain compliance with the listing standards of The NASDAQ Global Market, we may consider transferring to The NASDAQ Capital Market, provided we meet the transfer criteria, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to The NASDAQ Capital Market could adversely affect the liquidity of our common stock. If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

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

Based on our outstanding shares as of April 30, 2010 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 50.0% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to the perception that conflicts of interest may exist or arise.

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

As of April 30, 2010, we had 33,461,975 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market either in accordance with an effective resale registration statement with the Securities and Exchange Commission or pursuant to the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2009, we entered into a common stock purchase agreement, or the Purchase Agreement, with Commerce Court Small Cap Value Fund, Ltd., or Commerce Court, providing for a financing arrangement that is sometimes referred to as a committed equity line financing facility. The Purchase Agreement provided that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Commerce Court would be committed to purchase up to $35.0 million of shares of our common stock over the 24-month term of the Purchase Agreement under certain specified conditions. Under the terms of the Purchase Agreement, in no event could we sell more than 5,380,090 shares of common stock, which is equal to one share less than 20% of our outstanding shares of common stock on October 6, 2009, the closing date of the Purchase

Agreement, less the number of shares of common stock we issued to Commerce Court on the closing date as Commitment Shares described below. Furthermore, in no event would Commerce Court be obligated to purchase any shares of our common stock which, when aggregated with all other shares of our common stock then beneficially owned by Commerce Court, would result in the beneficial ownership by Commerce Court of more than 9.9% of the then outstanding shares of our common stock. We issued to Commerce Court, upon execution of the Purchase Agreement, 114,200 shares of our common stock, or the Commitment Shares.

Commerce Court is an “underwriter” within the meaning of Section 2(a)(11) of the Securities Act of 1933, as amended. The Purchase Agreement provided that Commerce Court would use an unaffiliated broker-dealer to effectuate all sales, if any, of common stock that it may purchase from us pursuant to the Purchase Agreement. In partial consideration for Commerce Court’s execution and delivery of the Purchase Agreement, we issued to Commerce Court upon the execution and delivery of the Purchase Agreement 114,200 shares of our common stock, or the Commitment Shares, with each share valued at $3.0648, the average of the volume weighted average prices of our common stock for the 10 trading days immediately preceding October 6, 2009. The issuance of the Commitment Shares, together with all other shares of common stock issuable to Commerce Court pursuant to the terms of the Purchase Agreement, was exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of and Regulation D under the Securities Act.

On January 4, 2010, we delivered notice to Commerce Court, as subsequently amended, to effect a draw down of up to $1.4 million. The first trading day of the 10-day pricing period for this draw down was January 5, 2010. In connection with this draw down, we issued an aggregate of 490,864 shares of our common stock to Commerce Court, at a purchase price of approximately $2.85 per share and an aggregate purchase price of $1.4 million. The settlement date for this draw down was January 20, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average prices of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 6.1% per share. We received net proceeds from the sale of these shares of approximately $1.38 million after deducting our offering expenses of approximately $25,000, including a placement agent fee of $14,000 paid to Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, in connection with this draw down.

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

The use of proceeds from our sale of common stock under the Commerce Court Purchase Agreement has been to fund our continuing operations as we explore strategic options available to us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

Dated: May 13, 2010

ARYx Therapeutics, Inc.

By:	/s/ John Varian
John Varian
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

4.1	Reference is made to Exhibit 3.2 and 3.3 above.

4.2(1)	Specimen Common Stock Certificate.

4.3(1)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(1)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(1)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(1)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its security holders.

4.7(1)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

4.8(2)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.

4.9(3)	Registration Rights Agreement by and between the Registrant and the investors identified on the signature pages thereto, dated November 11, 2008.

4.10(3)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.

4.11(4)	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.

4.12(5)	Registration Rights Agreement by and between ARYx and Commerce Court Small Cap Value Fund Ltd., dated October 6, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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