Form 10-Q
period 2010-06-30
ARYx Therapeutics, Inc.
filed 2010-08-16
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

As of July 31, 2010, the registrant had 33,461,975 shares of common stock outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$7,409
Marketable securities	—	353
Restricted cash - current	150	150
Prepaid research and development expenses	39	220
Other prepaid, receivable, and current assets	594	675
Total current assets	2,187	8,807
Restricted cash	800	1,003
Property and equipment, net	1,776	2,258
Other assets	255	338
Total assets	$5,018	$12,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$443	$685
Accrued compensation	33	893
Accrued research and development expenses	43	70
Current portion of notes payable	3,337	4,850
Current portion of interest payable	1,400	1,257
Other accrued liabilities	898	926
Total current liabilities	6,154	8,681
Deferred lease credit	850	1,053
Notes payable	3,563	5,283
Interest payable	384	305
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	33	28
Additional paid-in capital	191,169	184,165
Accumulated deficit	(197,135)	(187,109)
Total stockholders’ equity (deficit)	(5,933)	(2,916)
Total liabilities and stockholders’ equity (deficit)	$5,018	$12,406

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development	1,004	6,271	3,246	13,060
Selling, general and administrative	2,238	2,622	6,015	5,225
Total costs and expenses	3,242	8,893	9,261	18,285
Loss from operations	(3,242)	(8,893)	(9,261)	(18,285)

Interest and other income (expense)	(5)	11	58	65
Interest expense	(389)	(496)	(823)	(996)
Loss on investments	—	(14)	—	(14)
Net loss	(3,636)	(9,392)	(10,026)	(19,230)

Basic and diluted net loss per share	$(0.11)	$(0.34)	$(0.32)	$(0.70)
Weighted average shares used to compute basic and diluted net loss per share	33,456	27,374	31,403	27,359

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the six months ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,026)	$(19,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482	636
Amortization of warrants	109	109
Impairment of long-lived assets	—	26
Stock-based compensation	639	1,161
Realized gain (loss) on marketable securities	(18)	—
Change in assets and liabilities:
Prepaid research and development expenses	181	111
Other prepaid, receivable, and assets	55	229
Accounts payable and other accrued liabilities	(473)	(2,461)
Accrued compensation	(860)	146
Accrued research and development expenses	(27)	(2,818)
Net cash used in operating activities	(9,938)	(22,091)

Cash flows from investing activities:
Purchases of marketable securities	—	(9,842)
Proceeds from sales of marketable securities	370	—
Proceeds from maturities of marketable securities	—	8,000
Decrease in restricted cash	204	—
Purchases of fixed assets	—	(89)
Net cash provided by (used in) investing activities	574	(1,931)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	1	144
Issuance of equity, net of issuance costs	6,369	(92)
Principal payments on notes payable	(3,011)	(96)
Net cash provided by (used in) financing activities	3,359	(44)

Net decrease in cash and cash equivalents	(6,005)	(24,066)
Cash and cash equivalents at beginning of period	7,409	35,999
Cash and cash equivalents at end of period	$1,404	$11,933

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In this report, “ARYx,” “we,” “us” and “our” refer to ARYx Therapeutics, Inc. “Common Stock” refers to ARYx’s common stock, par value $0.001 per share.

1.  Organization and Summary of Significant Accounting Policies

The Company

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral prokinetic agent, naronapride (ATI-7505), designed to have the same therapeutic benefits as cisapride approved for Phase 3 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities.

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

In February 2010 we shifted our primary focus to exploring strategic alternatives available to us to complete a transaction that could create significant value for stockholders. Those alternatives could include partnerships on one or more of the three lead product candidates, the sale of company assets, in whole or in part, or some other arrangement through which the value of our assets to stockholders could be optimized (“Strategic Process”). Concurrent with beginning the strategic process, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps and following the departure in June 2010 of Peter G. Milner, M.D., our former President of Research and Development, our headcount has been reduced from 73 to 16 employees. The restructuring was necessary as we have three compounds at proof-of-concept stage but insufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. This may include proceeds, if any, from sales of common stock under our at market issuance sales agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co., pursuant to which we may issue and sell up to $6.0 million of our common stock.

Additionally, on August 13, 2010, we secured bridge financing in two related loan transactions – a bridge loan financing and the restructuring of our outstanding loans with Lighthouse Capital Partners V, L.P. (“Lighthouse”).  Under the terms of a secured note and warrant purchase agreement dated August 13, 2010 (the “Agreement”), we may sell secured promissory notes (the “Notes”) in the principal amount of up to $4.0 million and warrants to purchase an aggregate of 2,000,000 shares of our common stock to certain existing accredited investors in two tranches (the “Bridge Financing”).  We completed the first tranche for $2.0 million of Notes and warrants to purchase 1,000,000 shares of our common stock on August 13, 2010.  The second tranche of $2.0 million of Notes and warrants to purchase 1,000,000 shares of common stock may occur at our option on September 30, 2010, subject to the satisfaction of certain conditions set forth in the Agreement.  Concurrently with the initial tranche of the Bridge Financing, we amended our existing loan arrangement with Lighthouse to provide for the conversion of approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into a new loan to us by Lighthouse (the “New Commitment”).  Upon the initial closing of the Bridge Financing, we made an approximately $2.0 million payment to Lighthouse out of the proceeds of the initial closing, and Lighthouse immediately loaned approximately the same amount back to us as part of the New Commitment.  On September 1, 2010, we will make a subsequent payment of approximately $300,000 to Lighthouse, which Lighthouse will immediately loan back to us as the balance of the New Commitment.  We believe the proceeds and anticipated proceeds from the Bridge Financing, together with the New Commitment and our currently available cash and cash equivalents, are sufficient to fund our operations through at least December 31, 2010.  We will likely seek additional sources of funding to allow us to continue our operations as we continue to explore strategic options available to us.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiary, ARYx Therapeutics, Ltd. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information on the same basis as the annual financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of the balances and results for the periods presented. Interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

Risks and Uncertainties

As of June 30, 2010, we had cash, cash equivalents and marketable securities on hand in the amount of $1.4 million, current payables and accrued liabilities of approximately $1.4 million and approximately $4.7 million in current notes and interest payable. As of June 30, 2010, we had outstanding non-current liabilities of $4.8 million. Since our inception, we have incurred significant net operating losses and, as of June 30, 2010, we had an accumulated deficit of $197.1 million. We have generated no revenue from product sales to date and we have funded operations principally from the sale of our convertible preferred and common stock and payments received under our collaboration agreements. We have not achieved sustainable profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of June 30, 2010 will be sufficient to fund our operations for the following twelve months. However, we believe that our cash on hand along with proceeds from the Bridge Financing will provide us with sufficient funds to operate through the end of 2010. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans as to these matters are described above. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to clinical trial accruals and stock-based compensation. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses, if any, on our marketable securities holdings. Comprehensive loss for the three months ended June 30, 2010 and 2009 was $3.6 million and $9.4 million, respectively, and for the six months ended June 30, 2010 and 2009 was $10.0 million and $19.3 million, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants. For all periods presented in this report, stock options and warrants were not included in the computation of diluted net loss per share because the inclusion would provide an antidilutive effect.the following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(3,636)	$(9,392)	$(10,026)	$(19,230)
Denominator:
Weighted average commons shares outstanding	33,462	27,386	31,410	27,372
Less: weighted average unvested restricted common shares	(6)	(12)	(7)	(13)
Weighted average shares used in computing basic and diluted net loss per share	33,456	27,374	31,403	27,359
Basic and diluted net loss per share	$(0.11)	$(0.34)	$(0.32)	$(0.70)

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

2. Fair Value Measurement

The following tables summarize the fair value of our financial assets as of June 30, 2010 and December 31, 2009 that were recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820.

	June 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Money market funds	1,222	—	1,222	—
Certificate of Deposit	150	150	—	—
Auction rate securities:
Balance as of December 31, 2009	353	—	—	353
Purchases	—	—	—	—
Sales and maturities	(370)	—	—	(370)
Transfers in (out) of Level 2 and Level 3	—	—	—	—
Gain on sale of securities	17	—	—	17
Ending balance as of June 30, 2010	—	—	—	—
Total	$1,372	$150	$1,222	$—

	December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Money market funds	7,192	—	7,192	—
Certificate of Deposit	150	150	—	—
Auction rate securities:
Balance as of January 1, 2009	367	—	—	367
Purchases	—	—	—	—
Sales and maturities	—	—	—	—
Transfers in (out) of Level 2 and Level 3	—	—	—	—
Gain on sale of securities	(14)	—	—	(14)
Ending balance as of December 31, 2009	353	—	—	353
Total	$7,695	$150	$7,192	$353

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

3.  Debt Financing

As of June 30, 2010, we had loan commitments outstanding with Lighthouse and Oxford Finance Corporation, or Oxford.  Prior to June 30, 2010 we also had loan commitments outstanding with General Electric Commercial Finance, or GE. The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of June 30, 2010, was $6.4 million. Additionally, in accordance with the agreements, we had an obligation to pay Lighthouse a $1.4 million interest balloon payment on July 1, 2010. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $369,000 and $461,000 for the three months ended June 30, 2010 and 2009, respectively, and $779,000 and $921,000 for the six months ended June 30, 2010 and 2009, respectively.  Subsequent to June 30, 2010, we entered into a restructured loan agreement with Lighthouse (refer to Note 7. Subsequent Events). The total principal amount borrowed under the GE agreements was $1.9 million and as of June 30, 2010 the loans had been fully repaid. We recorded interest expense related to the GE loan agreements of $650 and $6,000 for the three months ended June 30, 2010 and 2009, respectively, and $2,250 and $15,000 for the six months ended June 30, 2010 and 2009, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of June 30, 2010, was $543,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $20,200 and $29,000 for the three months ended June 30, 2010 and 2009, respectively, and $42,700 and $60,000 for the six months ended June 30, 2010 and 2009, respectively.

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

On February 19, 2010, we delivered notice to Commerce Court, to effect a draw down under the Purchase Agreement. The first trading day of the 10-day pricing period for this draw down was February 22, 2010. In connection with this draw down, we issued an aggregate of 2,764,546 shares of our common stock to Commerce Court, at a purchase price of approximately $1.19 per share and an aggregate purchase price of approximately $3.29 million. The settlement date for this draw down was March 8, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average price of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 7.0% per share. We received net proceeds from the sale of these shares of approximately $3.24 million after deducting our offering expenses of approximately $45,000, including a placement agent fee of $33,000 paid to Reedland Capital Partners in connection with this draw down.

On March 11, 2010, we delivered notice to Commerce Court to effect a draw down under the Purchase Agreement. The first trading day of the 10-day pricing period for this draw down was March 12, 2010. In connection with this draw down, we issued an aggregate of 1,710,784 shares of our common stock to Commerce Court, at a purchase price of approximately $1.07 per share and an aggregate purchase price of approximately $1.83 million. The settlement date for this draw down was March 26, 2010. The share price at which Commerce Court purchased these shares from us was established under the Purchase Agreement by reference to the volume weighted average price of our common stock on The NASDAQ Global Market during the pricing period, net a discount of approximately 7.0% per share. We received net proceeds from the sale of these shares of approximately $1.8 million after deducting offering expenses of approximately $30,000, including a placement agent fee of $18,311 payable to Reedland Capital Partners in connection with this draw down.

As of March 26, 2010, we had issued the maximum amount of common stock available for sale under the Commerce Court Purchase Agreement and therefore we will no longer be able to utilize the facility for additional funding.

On May 20, 2010, we entered into an at market issuance sales agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, and Wm Smith & Co., or Wm Smith, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $6.0 million from time to time through MLV and Wm Smith as our sales agents. Sales of our common stock through MLV and Wm Smith, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and these sales agents. Subject to the terms and conditions of the Sales Agreement, MLV and Wm Smith will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay these sales agents an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold through the sales agents under the Sales Agreement. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of August 13, 2010 we had not issued or sold any shares of our common stock pursuant to the Sales Agreement. In connection with this financing arrangement, we incurred costs of approximately $150,000 that were expensed during the second quarter of 2010 and are included within our selling, general and administrative expense.

5.  Warrants

We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of June 30, 2010, the following warrants to purchase our common stock were issued and outstanding:

Warrant Holder	Issue Date		In Connection With	Warrant to Purchase	Shares	Exercise Price (per share)	Expire Date
ATEL	12/23/2002		Leasing arrangement	Common Stock	5,611	$8.91	11/13/2012
Lighthouse (1)	10/19/2007		Debt financing	Common Stock	83,332	$10.80	(1)
Lighthouse (2)	10/17/2008		Debt restructure	Common Stock	158,770	$3.975	(2)
Various investors		(3)	Private placement of equity	Common Stock	2,769,864	$2.64	11/14/2013
Oxford (4)	12/31/2008		Equipment financing	Common Stock	8,547	$2.34	12/31/2013
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

The fair value of our capitalized warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lighthouse—Warrant 1	$13	$13	$27	$27
Lighthouse—Warrant 2	13	13	26	26
Lighthouse—Warrant 3	27	27	54	54
Oxford	1	1	2	2
Total warrant amortization expense	$54	$54	$109	$109

6.  Stock-Based Compensation

The components of our stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Research and development:
Officer compensation	$17	$76	$(53)	$144
Employee and consultant compensation	(10)	163	(164)	314
Selling, general and administrative:
Director and officer compensation	130	355	277	626
Employee and consultant compensation	25	39	(16)	77
Total stock-based compensation expense	$162	$633	$44	$1,161

We issued an aggregate 596 shares of our common stock upon the exercise of stock options during the six months ended June 30, 2010.

7.  Subsequent Events

On August 13, 2010, we entered into the Agreement with certain existing accredited investors (the “Investors”), pursuant to which we agreed to issue and sell in a private placement Notes in the aggregate principal amount of up to $4.0 million, and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock (the “Warrants”), subject to the terms and conditions set forth in the Agreement.  The Notes are secured by a security interest in all of the assets of the Company, including our intellectual property.

On August 13, 2010, we closed on the initial tranche of $2.0 million of Notes pursuant to the terms and conditions set forth in the Agreement and, as a result, issued Warrants to the Investors to purchase 1,000,000 shares of our common stock.  The Agreement provides for the sale of a second tranche of $2.0 million of Notes on September 30, 2010 (together with the issuance of Warrants to purchase an additional 1,000,000 shares of our common stock), at our option, subject to the satisfaction of certain conditions set forth in the Agreement.  We must deliver notice of our election to complete the second tranche to the Investors no later than September 15, 2010.

The Notes accrue interest at a continuously compounding rate of 12.0% per annum.  Unless earlier paid pursuant to the terms of the Agreement or accelerated in connection with an event of default, we will make interest only payments through December 31, 2010, followed by 24 equal monthly payments of principal and interest through January 1, 2013 (the “Maturity Date”).  In the event we sell any or all of our assets or enter into certain strategic transactions, we may be required to repay the Notes at an earlier date under the terms of the Bridge Financing.

The Warrants have a purchase price of $0.0125 per underlying share of common stock and are exercisable for a term of five years from the date of issuance at an exercise price of $0.50 per share.  We are required to file, within 60 days after August 13, 2010 (or, in the event we are required to file the registration statement on a Form S-1, within 90 days after August 13, 2010), a registration statement registering for resale the shares of common stock issuable upon the exercise of the Warrants pursuant to a Registration Rights Agreement we entered into with the Investors.

We anticipate net proceeds of approximately $1.8 million in connection with the initial tranche of the Bridge Financing, after deducting certain expenses payable by us. The net proceeds from the initial tranche of the Bridge Financing were used by us to make an approximately $2.0 million repayment on our existing loan obligation with Lighthouse pursuant to the terms of our loan arrangement with Lighthouse, as more fully described below. We currently anticipate the proceeds from the second tranche of the Bridge Financing, to the extent such closing occurs, to be used for working capital and other corporate and operational purposes, including permitted payments to our lenders.

Concurrently with the Bridge Financing, we and Lighthouse entered into Amendment No. 8 (the “Amendment”) to that certain Loan and Security Agreement No. 4521 dated March 28, 2005, as amended (the “Loan Agreement”). The Amendment provides for the conversion of up to approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into the New Commitment. Upon the closing of the initial tranche of the Bridge Financing, we used the net proceeds from such closing to make an approximately $2.0 million repayment of our loan obligation to Lighthouse and, pursuant to the terms of the Amendment, Lighthouse promptly loaned approximately the same amount to us as part of the New Commitment. We are required to make a subsequent payment of approximately $300,000 to Lighthouse on or about September 1, 2010, which amount Lighthouse has agreed to promptly loan to us upon receipt of such payment as the balance of the New Commitment.

                The New Commitment is due and payable on December 31, 2010 in one lump sum payment equal to the aggregate principal amount plus accrued interest through the due date at a stated interest rate of 13.0% per annum. However, if the second tranche of the Bridge Financing does not occur, the New Commitment becomes due and payable on September 30, 2010. In the event we enter into certain strategic transactions with proceeds of at least $40.0 million prior to the applicable due date, the New Commitment will be amortized and payable in equal monthly installments of principal and interest over the 18 months following the closing of such strategic transaction. Upon the occurrence of an event of default or liquidation event, all outstanding amounts under the New Commitment shall be immediately due and payable.

The Amendment further provides that (i) any assignment of the Notes without Lighthouse’s consent or (ii) the failure of the second tranche of the Bridge Financing to occur would each now constitute an event of default under the Loan Agreement.  We also granted Lighthouse a security interest in our intellectual property in connection with the Amendment and New Commitment.

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

Overview

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates designed to eliminate known safety issues associated with well-established, commercially successful drugs. We use our RetroMetabolic Drug Design technology to design structurally unique molecules that retain the efficacy of these original drugs but are metabolized through a potentially safer pathway to avoid specific adverse side effects associated with these compounds. Our product candidate portfolio includes an oral prokinetic agent, naronapride (ATI-7505), designed to have the same therapeutic benefits as cisapride approved for Phase 3 clinical development for the treatment of chronic constipation, gastroparesis, functional dyspepsia, irritable bowel syndrome with constipation, and gastroesophageal reflux disease; an oral anticoagulant, tecarfarin (ATI-5923), designed to have the same therapeutic benefits as warfarin, currently in Phase 2/3 clinical development for the treatment of patients who are at risk for the formation of dangerous blood clots; an oral antiarrhythmic agent, budiodarone (ATI-2042), designed to have the efficacy of amiodarone in Phase 2 clinical development for the treatment of atrial fibrillation, a form of irregular heartbeat; and a novel, next-generation atypical antipsychotic agent, ATI-9242, currently in Phase 1 clinical development for the treatment of schizophrenia and other psychiatric disorders. Additionally, we have several product candidates in preclinical development. Each of our product candidates is an orally available, patentable new chemical entity designed to address similar indications as those of the original drug upon which each is based. Our product candidates target what we believe to be multi-billion dollar market opportunities.

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

In February 2010 we shifted our primary focus to exploring strategic alternatives available to us to complete a transaction that could create significant value for stockholders. Those alternatives could include partnerships on one or more of the three lead product candidates, the sale of company assets, in whole or in part, or some other arrangement through which the value of our assets to stockholders could be optimized (“Strategic Process”). Concurrent with beginning the strategic process, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps and following the departure in June 2010 of Peter G. Milner, M.D., our former President of Research and Development, our headcount has been reduced from 73 to 16 employees. The restructuring was necessary as we have three compounds at proof-of-concept stage but insufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. This may include proceeds, if any, from sales of common stock under our at market issuance sales agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co., pursuant to which we may issue and sell up to $6.0 million of our common stock.

Additionally, on August 13, 2010, we secured bridge financing in two related loan transactions — a bridge loan financing and the restructuring of our outstanding loans with Lighthouse Capital Partners V, L.P. (“Lighthouse”).  Under the terms of a secured note and warrant purchase agreement dated August 13, 2010 (the “Agreement”), we may sell secured promissory notes (the “Notes”) in the principal amount of up to $4.0 million and warrants to purchase an aggregate of 2,000,000 shares of our common stock to certain existing accredited investors in two tranches (the “Bridge Financing”).  We completed the first tranche for $2.0 million of Notes and warrants to purchase 1,000,000 shares of our common stock on August 13, 2010.  The second tranche of $2.0 million of Notes and warrants to purchase 1,000,000 shares of common stock may occur at our option on September 30, 2010, subject to the satisfaction of certain conditions set forth in the Agreement.  Concurrently with the initial tranche of the Bridge Financing, we amended our existing loan arrangement with Lighthouse to provide for the conversion of approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into a new loan to us by Lighthouse (the “New Commitment”).  Upon the initial closing of the Bridge Financing, we made an approximately $2.0 million payment to Lighthouse out of the proceeds of the initial closing, and Lighthouse immediately loaned approximately the same amount back to us as part of the New Commitment.  On September 1, 2010, we will make a subsequent payment of approximately $300,000 to Lighthouse, which Lighthouse will immediately loan back to us as the balance of the New Commitment.  We believe the proceeds and anticipated proceeds from the Bridge Financing, together with the New Commitment and our currently available cash and cash equivalents, are sufficient to fund our operations through at least December 31, 2010. We will likely seek additional sources of funding to allow us to continue our operations as we continue to explore strategic options available to us.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future as we explore strategic options for the company. We are unable to predict the extent of any future losses or the degree of success we may have in the exploration and execution of our strategic options.

We have established proof of concept with our three leading product candidates, tecarfarin, budiodarone and naronapride (ATI-7505), which retain the efficacy of certain commercially successful drugs for well established chronic markets while being metabolized through a potentially safer pathway than such drugs.  The following is a summary of our product candidates:

Naronapride (ATI-7505)

Naronapride (ATI-7505) is an oral prokinetic agent that has been shown to speed up the passage of contents through the gut. We have successfully completed four Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. Naronapride was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson under the brand name Propulsid in the United States and other countries. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of cisapride rose significantly when CYP450 clearance was inhibited due to the co administration of other drugs that were cleared by the same metabolic pathway. We designed naronapride to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as eliminating the off-target cardiovascular effects. Nearly 1,000 patients and subjects have been treated with naronapride as part of our clinical trial program. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize naronapride. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement effective July 2, 2008. P&G subsequently announced that it is exiting pharmaceutical drug development. Upon termination of the collaboration agreement by P&G, all rights to naronapride reverted to us. Also on July 2, 2008, we announced the overall successful results of a Thorough QT trial, or TQT, on naronapride, which we believe supports the agent’s favorable cardiac safety profile. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of naronapride in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between the company and P&G, the trial was terminated early after only 214 patients had been enrolled. In spite of the early termination of the trial, naronapride achieved statistical significance at the trial’s primary endpoint in the 80 mg twice-daily dose. In addition, all doses tested demonstrated a clinically meaningful and desired increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment. We have had an end of Phase 2 meeting with the FDA to seek their guidance on the size and design of the Phase 3 program required for registration. Based upon the results of that meeting, we believe we have a clear path forward in chronic idiopathic constipation that includes safety data in line with ICH guidelines. Through the Strategic Process, we are seeking to identify the best path to maximize the value of naronapride and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

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

We have treated over 400 patients with tecarfarin in trials in which we measured its ability to maintain those patients within a target therapeutic range of INR of 2.0 to 3.0 (2.5 to 3.5 for heart valve patients). Two of the clinical trials performed were Phase 2 trials (CLN-504 and CLN-509) and the third was a Phase 2/3 trial, EmbraceAC (CLN-505). In each of these three trials, the results were nearly identical. Patients on tecarfarin had a time in target therapeutic range of INR of 71.5% (CLN-504), 73.9% (CLN-509), and 74% (CLN-505). Statistical significance was achieved in CLN-504 when comparing the tecarfarin response to the same patients’ historical experience with warfarin: 71.5% time within therapeutic range versus 59.3% time within therapeutic range, respectively (p=0.0009). However, statistical significance was not achieved at the primary endpoint in the 607-patient CLN-505 clinical trial, directly measuring the ability of tecarfarin to maintain patients within the target therapeutic range of INR as compared to warfarin patients. The endpoint was missed due to the unprecedented time within therapeutic range for the warfarin-treated patients of 73.2%

(p=0.506). We believe the warfarin outcome resulted from the intense monitoring and dose control provided by the trial’s central dosing methodology, executed in accord with our agreement on the trial design with the U.S. Food and Drug Administration, or FDA. In a subgroup responder analysis of those CLN-505 patients taking medications which inhibit CYP450 metabolism and which can cause drug-drug interactions, the tecarfarin group showed a significantly larger proportion of responders compared to the warfarin group (67.9% versus 53.8% respectively p=0.0676). A responder is defined as a patient who is in range for more than 65% of the time during the treatment period. In addition, about one-third of the CLN-505 patients who were in the tecarfarin treatment arm and were stable on the drug at the end of the trial period continued to be treated with tecarfarin in a safety follow-up extension, allowing treatment on the agent for at least one year. During this extension phase, tecarfarin patients were monitored an average of once every four weeks. This group’s average time in therapeutic range of INR was 78.4% of the time treated during the extension phase.

Based upon feedback from the FDA subsequent to the completion of the CLN-505 clinical trial, we believe one additional Phase 3 trial needs to be conducted to potentially seek regulatory approval of tecarfarin. This trial would also directly compare tecarfarin’s ability to maintain patients in a targeted therapeutic range of INR compared to warfarin but in a “real-world” setting in which monitoring and dosing decisions would be made at the trial sites, which would be similar to how warfarin is typically dosed and titrated in clinical practice. We believe tecarfarin should compare favorably against warfarin in a real-world setting due to its inherent properties and based upon the clinical results we have collected to date. We believe this favorable result will be in contrast to the well-established published data reporting the typical time in therapeutic range of INR expected in patients treated with warfarin in similar historical trials. In our most recent discussions, the FDA confirmed that the ability to maintain patients within the targeted INR will likely be an acceptable surrogate and primary endpoint for tecarfarin’s clinical development, and that the data collected in the CLN-505 clinical trial could be used to support the registration of tecarfarin. Using INR as a surrogate measure for the primary endpoint should reduce the size of our planned second Phase 3 clinical trial compared to clinical trials measuring survival rates or other outcomes. We have submitted, in writing under a Special Protocol Assessment, or SPA, our proposed design of the second Phase 3 clinical trial. The process to negotiate a final study design with the FDA is ongoing. Through the Strategic Process, we are seeking to identify the best path to maximize the value of tecarfarin and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

Budiodarone

Budiodarone is an oral antiarrhythmic agent in Phase 2 clinical development for the treatment of patients with atrial fibrillation. Budiodarone was designed to have the efficacy of amiodarone, a drug that has been used for many years, despite its adverse side effects, because physicians believe based on their own experience, as well as extensive clinical trial results, that amiodarone is the most effective drug for treating patients with atrial fibrillation. Amiodarone accumulates in many different organs and can only be metabolized and subsequently cleared from the body by CYP450. This accumulation can lead to serious side effects that are not immediately reversible upon withdrawal of the drug. Since budiodarone is predominantly metabolized through the esterases found extensively in the organs, it should avoid safety issues associated with accumulation and have fewer drug-drug interactions. We have completed a Phase 2 pilot trial (CLN-208) with budiodarone involving six atrial fibrillation patients with implanted recordable pacemakers who did not respond to previous drug therapy. This pilot trial suggested that the effect of budiodarone improved as the dose increased. Based upon the results of this pilot trial, we conducted an additional Phase 2b clinical trial to further demonstrate the efficacy of budiodarone in patients with atrial fibrillation. The clinical trial, which enrolled 72 patients, was a multi-centered, randomized, double blind, placebo-controlled trial of the efficacy and safety of budiodarone in patients with paroxysmal atrial fibrillation, or PAF. All patients entering this trial had previously implanted dual chamber pacemakers with diagnostic and recording capability. In December 2008, we announced successful top-line efficacy results from this Phase 2b clinical trial. By achieving statistical significance at the two highest doses of the three tested, the results essentially mirrored the findings of the earlier Phase 2 pilot trial also conducted in paroxysmal atrial fibrillation patients. The Phase 2b trial also demonstrated that patients in the trial quickly returned to their pre-treatment level of atrial fibrillation once the treatment ended. We have also announced the complete safety results from this Phase 2b clinical trial that indicate that budiodarone is generally safe and well-tolerated, and appears to avoid the tissue accumulation evident with amiodarone. Through the Strategic Process, we are seeking to identify the best path to maximize the value of budiodarone and lead to its full development and eventual commercialization, in the event requisite regulatory approval is obtained.

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

On February 18, 2010 we announced an additional restructuring of operations which included a substantial reduction in force from 56 employees to 17 employees, and further reduced to 16 employees following the departure of Peter G. Milner, M.D., our former President of Research and Development, effective June 15, 2010. The positions impacted were across all business functions, including the research and development, clinical, operations and general and administrative departments. The restructuring plan was primarily designed to reduce operating expenses and conserve cash resources as we explore various strategic options. The restructuring was substantially completed during the first quarter of 2010. Additionally, we announced the shift of our primary focus to the exploration of strategic alternatives available to us to realize optimal value for our late-stage assets.

Employees affected by the reductions in force were provided with severance payments, continuation of current benefits and outplacement assistance. Severance payments to employees terminated as part of the February 2010 restructuring consisted of 50% cash and 50% common stock in order to minimize the associated cash expense, with an aggregate 460,940 shares of common stock issued under our equity incentive plan as a severance payout.

As a result of the February 2010 restructuring of operations, we incurred an aggregate restructuring charge of approximately $1.6 million less a credit of approximately $0.3 million due to stock option cancellations in the first six months of 2010. Of this amount, approximately $0.1 million was recognized as expense during the second quarter of 2010. The restructuring charge includes costs for severance pay, employee benefits and outplacement services. The aggregate restructuring charge included approximately $1.0 million of cash expenditures and approximately $0.3 million of non-cash charges, net of adjustments related to stock compensation expense. As part of the restructuring effort and during the course of our continuing operations, we will be assessing on a quarterly basis any possible impairment of assets related to idle facilities and equipment resulting from the February 2010 restructuring and may incur additional expense related to any such impairment. During the first and second quarters of 2010 we made an assessment in accordance with ASC 360 to determine if there had been any material impairment of assets resulting from the February 2010 restructuring and concluded that given the range of possible outcomes related to our exploration of strategic alternatives, no material impairment had occurred. As a result of our restructuring activities, we anticipate a substantial reduction in our operating expenses in 2010 as compared to our spending levels in 2009.

As of June 30, 2010, we had cash, cash equivalents and marketable securities on hand in the amount of $1.4 million, current payables and accrued liabilities of approximately $1.4 million and approximately $4.7 million in current notes and related interest payable. As of June 30, 2010, we had outstanding non-current liabilities of $4.8 million. Since our inception, we have incurred significant net operating losses and, as of June 30, 2010, we had an accumulated deficit of $197.1 million. We have not achieved sustained profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of June 30, 2010 will be sufficient to fund our operations for the following twelve months. However, we believe that our cash on hand along with proceeds from the Bridge Financing will provide us with sufficient funds to operate through the end of 2010. For the year ended December 31, 2009 our auditor, Ernst & Young LLP, issued an audit opinion which included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

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

The following table summarizes our research and development, or R&D, expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Direct R&D expense by product candidate:
Budiodarone	$—	$69	$40	$707
Tecarfarin	17	2,665	271	5,491
Naronapride (ATI-7505)	30	64	47	116
ATI-9242	(5)	51	107	(56)
Other research programs	1	56	57	100
Total direct R&D expense	43	2,905	522	6,358
R&D personnel, administrative and other expense	961	3,366	2,724	6,702
Total R&D expense	$1,004	$6,271	$3,246	$13,060

From our inception through June 30, 2010, we estimate that approximately $40.5 million of expense was incurred for our tecarfarin product candidate, approximately $25.2 million was incurred for our budiodarone product candidate, approximately $22.7 million was incurred for our naronapride (ATI-7505) product candidate, approximately $5.2 million was incurred for our ATI-9242 product candidate, and approximately $72.9 million was incurred for costs related to our research and development personnel, administrative and other research programs.

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

If we fail to complete the development of any of our product candidates in a timely manner, it could have a material effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our product candidates could have a material adverse effect on our results of operations. However, as we explore strategic alternatives, we expect to expend minimal efforts or resources towards further development of our product candidates. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed in Part II—Item 1A. “Risk Factors” section of this report.

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

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies and significant estimates during the three and six months ended June 30, 2010.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Revenue

No revenue was recorded for the three and six months ended June 30, 2010 or 2009.

Research and Development Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Research and development expense	$1,004	$6,271	$(5,267)	(84)%	$3,246	$13,060	$(9,814)	(75)%

For the three months ended June 30, 2010, as compared to the same period in 2009, our research and development expense decreased by $5.3 million, or 84%. The decrease was due to:

•                  a $2.7 million reduction in expenses related to our tecarfarin product candidate due to the substantial completion of our Phase 2/3 EmbraceAC clinical study in the second quarter of 2009;

•                  a $2.4 million reduction in personnel and administrative costs resulting primarily from our restructuring of operations in October 2009 and February 2010;

•                  a $0.1 million reduction in expenditures related to the completion of a Phase 2b clinical study for our budiodarone product candidate in the first half of 2009; and

•                  a $0.1 million reduction in R&D costs related to our other R&D activities.

For the six months ended June 30, 2010, as compared to the same period in 2009, our research and development expense decreased by $9.8 million, or 75%. The decrease was due to:

•                  a $5.2 million reduction in expenses related to our tecarfarin product candidate due to the substantial completion of our Phase 2/3 EmbraceAC clinical study in the second quarter of 2009;

•                  a $3.9 million reduction in personnel and administrative costs resulting primarily from our restructuring of operations in October 2009 and February 2010; and

•                  a $0.7 million reduction in expenditures related to the completion of a Phase 2b clinical study for our budiodarone product candidate in the first half of 2009.

Selling, General and Administrative Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Selling, general and administrative expense	$2,238	$2,622	$(384)	(15)%	$6,015	$5,225	$790	15%

The decrease in selling, general and administrative expense for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to reduced operating expenses resulting from our our October 2009 and February 2010 restructuring of operations, partially offset by severance costs related to the departure of Peter Milner, our former President of Research and Development, and costs related to the at market financing arrangement incurred during the second quarter of 2010. The increase in selling, general and administrative expense for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to our recognition of a $1.6 million restructuring charge resulting from our February 2010 restructuring of operations, costs related to the departure of Peter Milner and costs related to the at market financing arrangement, partially offset by a reduction in our on-going operating costs as a result of our restructuring efforts.

Interest and Other Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Interest and other income, net	$(5)	$11	$(16)	(145)%	$58	$65	$(7)	(11)%

Interest and other income, net of other expenses, consist primarily of interest income from our investments in money market funds and marketable securities, realized gains or losses from the sale of marketable securities and certain expenses such as state franchise tax. The decrease in interest and other income for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to lower interest income resulting from lower cash balances which was offset by state franchise tax expense that exceeded our interest income. The decrease in interest and other income for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to lower interest income resulting from lower cash balances, partially offset by a state franchise tax rebate recognized in the first quarter of 2010 and a realized gain of approximately $18,000 related to the sale of our auction rate security instrument.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Interest expense	$390	$496	$106	(21)%	$824	$996	$172	(17)%

The decrease in interest expense for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 was primarily due to a reduction of our debt balances outstanding resulting from the contractual pay down of our long-term debt obligations.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash (used in) provided by:
Operating activities	$(9,938)	$(22,091)
Investing activities	574	(1,931)
Financing activities	3,359	(44)
Total cash (used) provided	$(6,005)	$(24,066)

As of June 30, 2010, the Company had cash, cash equivalents and marketable securities on hand in the amount of $1.4 million, current payables and accrued liabilities of approximately $1.4 million and approximately $4.7 million in current notes and related interest payable. As of June 30, 2010, the Company had outstanding non-current liabilities of $4.8 million. Since our inception, we have incurred significant net operating losses and, as of June 30, 2010, we had an accumulated deficit of $197.1 million. We have not achieved sustained profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of June 30, 2010 will be sufficient to fund our operations for the following twelve months. However, we believe that our cash on hand along with proceeds from the Bridge Financing will provide us with sufficient funds to operate through the end of 2010.

Net cash used in operating activities was $9.9 million and $22.1 million for the six months ended June 30, 2010 and 2009, respectively. Net cash consumed in each of these periods was primarily used towards the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities. Additionally, the six month period ended June 30, 2010 included approximately $1.0 million of cash expenditures related to our February 2010 restructuring of operations.

Cash used in, or provided by, investing activities primarily related to purchases, sales and maturities of marketable securities, as well as changes in our restricted cash balances and levels of capital expenditure. For the six months ended June 30, 2010, net sales of marketable securities was $0.4  million as compared to purchases of marketable securities, net of maturities, of $1.8 million for the same period in 2009. During the six months ended June 30, 2010, we received funds from the contractual release of approximately $0.2 million of restricted cash related to our facility lease agreement. Purchases of property and equipment were zero and $89,000 for the six months ended June 30, 2010 and 2009, respectively.

Net cash provided by financing activities for the six months ended June 30, 2010 was $3.4 million and was related to proceeds from the sale of common stock pursuant to the Commerce Court equity line agreement, partially offset by principal payments on our long-term debt. For the six months ended June 30, 2009, net cash used in financing activities was $44,000 and consisted of principal payments on our long-term debt and equity issuance costs, partially offset by proceeds from employee purchases of our common stock pursuant to our employee stock purchase plan.

As of June 30, 2010, we had loan commitments outstanding with Lighthouse Capital Partners V, L.P., or Lighthouse, and Oxford Finance Corporation, or Oxford.  Prior to June 30, 2010 we also had loan commitments outstanding with General Electric Commercial Finance, or GE. The total principal amount borrowed under the Lighthouse agreements was $19.0 million and the total unpaid principal balance outstanding as of June 30, 2010, was $6.4 million. Additionally, in accordance with the agreements, we had an obligation to pay Lighthouse a $1.4 million interest balloon payment on July 1, 2010. We recorded interest expense related to the Lighthouse loan agreement, including amortization of expense related to the terminal payment and the warrants issued under the agreement, of $369,000 and $461,000 for the three months ended June 30, 2010 and 2009, respectively, and $779,000 and $921,000 for the six months ended June 30, 2010 and 2009, respectively. Subsequent to June 30, 2010, we entered into a restructured loan agreement with Lighthouse. The total principal amount borrowed under the GE agreements was $1.9 million and as of June 30, 2010 the loans had been fully repaid. We recorded interest expense related to the GE loan agreements of $650 and $6,000 for the three months ended June 30, 2010 and 2009, respectively, and $2,250 and $15,000 for the six months ended June 30, 2010 and 2009, respectively.  The total principal amount borrowed under the Oxford loan agreement was $1.0 million and the total unpaid principal balance outstanding as of June 30, 2010, was $543,000. We recorded interest expense related to the Oxford loan agreement, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $20,200 and $29,000 for the three months ended June 30, 2010 and 2009, respectively, and $42,700 and $60,000 for the six months ended June 30, 2010 and 2009, respectively.

On August 13, 2010, we entered into the Agreement with certain existing accredited investors (the “Investors”), pursuant to which we agreed to issue and sell in a private placement Notes in the aggregate principal amount of up to $4.0 million, and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock (the “Warrants”), subject to the terms and conditions set forth in the Agreement.  The Notes are secured by a security interest in all of the assets of the Company, including our intellectual property.

On August 13, 2010, we closed on the initial tranche of $2.0 million of Notes pursuant to the terms and conditions set forth in the Agreement and, as a result, issued Warrants to the Investors to purchase 1,000,000 shares of our common stock.  The Agreement provides for the sale of a second tranche of $2.0 million of Notes on September 30, 2010 (together with the issuance of Warrants to purchase an additional 1,000,000 shares of our common stock), at our option, subject to the satisfaction of certain conditions set forth in the Agreement.  We must deliver notice of our election to complete the second tranche to the Investors no later than September 15, 2010.

The Notes accrue interest at a continuously compounding rate of 12.0% per annum.  Unless earlier paid pursuant to the terms of the Agreement or accelerated in connection with an event of default, we will make interest only payments through December 31, 2010, followed by 24 equal monthly payments of principal and interest through January 1, 2013 (the “Maturity Date”).  In the event we sell any or all of our assets or enter into certain strategic transactions, we may be required to repay the Notes at an earlier date under the terms of the Bridge Financing.

The Warrants have a purchase price of $0.0125 per underlying share of common stock and are exercisable for a term of five years from the date of issuance at an exercise price of $0.50 per share.  We are required to file, within 60 days after August 13, 2010 (or, in the event we are required to file the registration statement on a Form S-1, within 90 days after August 13, 2010), a registration statement registering for resale the shares of common stock issuable upon the exercise of the Warrants pursuant to a Registration Rights Agreement we entered into with the Investors.

We anticipate net proceeds of approximately $1.8 million in connection with the initial tranche of the Bridge Financing, after deducting certain expenses payable by us. The net proceeds from the initial tranche of the Bridge Financing were used by us to make an approximately $2.0 million repayment on our existing loan obligation with Lighthouse pursuant to the terms of our loan arrangement with Lighthouse, as more fully described below. We currently anticipate the proceeds from the second tranche of the Bridge Financing, to the extent such closing occurs, to be used for working capital and other corporate and operational purposes, including permitted payments to our lenders.

Concurrently with the Bridge Financing, we and Lighthouse entered into Amendment No. 8 (the “Amendment”) to that certain Loan and Security Agreement No. 4521 dated March 28, 2005, as amended (the “Loan Agreement”). The Amendment provides for the conversion of up to approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into the New Commitment. Upon the closing of the initial tranche of the Bridge Financing, we used the net proceeds from such closing to make an approximately $2.0 million repayment of our loan obligation to Lighthouse and, pursuant to the terms of the Amendment, Lighthouse promptly loaned approximately the same amount to us as part of the New Commitment. We are required to make a subsequent payment of approximately $300,000 to Lighthouse on or about September 1, 2010, which amount Lighthouse has agreed to promptly loan to us upon receipt of such payment as the balance of the New Commitment.

                The New Commitment is due and payable on December 31, 2010 in one lump sum payment equal to the aggregate principal amount plus accrued interest through the due date at a stated interest rate of 13.0% per annum. However, if the second tranche of the Bridge Financing does not occur, the New Commitment becomes due and payable on September 30, 2010. In the event we enter into certain strategic transactions with proceeds of at least $40.0 million prior to the applicable due date, the New Commitment will be amortized and payable in equal monthly installments of principal and interest over the 18 months following the closing of such strategic transaction. Upon the occurrence of an event of default or liquidation event, all outstanding amounts under the New Commitment shall be immediately due and payable.

The Amendment further provides that (i) any assignment of the Notes without Lighthouse’s consent or (ii) the failure of the second tranche of the Bridge Financing to occur would each now constitute an event of default under the Loan Agreement.  We also granted Lighthouse a security interest in our intellectual property in connection with the Amendment and New Commitment.

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

At Market Issuance Facility

On May 20, 2010, we entered into an at market issuance sales agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, and Wm Smith & Co., or Wm Smith, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $6.0 million from time to time through MLV and Wm Smith as our sales agents. Sales of our common stock through MLV and Wm Smith, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and these sales agents. Subject to the terms and conditions of the Sales Agreement, MLV and Wm Smith will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay these sales agents an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold through the sales agents under the Sales Agreement. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of August 11, 2010 we had not issued or sold any shares of our common stock pursuant to the Sales Agreement. In connection with this financing arrangement, we incurred costs of approximately $150,000 that were expensed during the second quarter of 2010 and are included within our selling, general and administrative expense.

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

Our ability to continue operations will be dependent on our ability to obtain additional funding and such funding may not be available to us on acceptable terms, or at all. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. If we are unable to raise additional funds when needed, we may not be able to continue our current operations and we may not have sufficient resources to fully explore the strategic options available to us. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to the holders of our common stock and could contain covenants that restrict our operations. If we raise additional funds by issuing equity securities, including sales under our Sales Agreement with MLV and Wm Smith, dilution to our existing stockholders may result. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. To the extent that we raise additional capital through licensing or other arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves for a higher profit margin. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or our ability to fully explore our strategic options. Our failure to raise capital when needed may harm our business and operating results.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and our investors may lose all or part of their investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. In assessing these risks, you should also refer to the other information contained in this quarterly report on Form 10-Q, including our financial statements and related notes.

Risks Related to Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to limit or cease our operations and related product development programs.*

As of June 30, 2010, we had $1.4 million in cash, cash equivalents and marketable securities on hand, which are only sufficient to fund our current operations into the third quarter of 2010. As of June 30, 2010, we had current payables and accrued liabilities of $1.4 million, current notes and related interest payable of $4.7 million and outstanding non-current liabilities of $4.8 million. Our ability to continue operations as a going concern, to evaluate strategic alternatives and potentially resume development activities with respect to our product candidates is dependent upon our ability to obtain substantial additional capital. Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur net losses for the foreseeable future as we explore strategic options in an effort to optimize the value of our assets. While we are currently exploring strategic options available to us, including collaboration arrangements to continue the development and potential commercialization of one or more of our lead product candidates or the sale of any or all of our assets, we cannot forecast with any degree of certainty whether a strategic transaction and/or collaboration arrangement will be achieved on optimal terms or at all. However, should such collaboration arrangements fail to provide sufficient revenue to fund our operations adequately, we will need to raise additional capital to fund our operations and complete development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt arrangements, including the Bridge Financing, and/or a possible sale, collaboration or license of development and/or commercialization rights to one or more of our product candidates. We do not know whether additional funding will be available to us on acceptable terms, or at all.

If we raise additional funds by issuing equity securities, including under our Sales Agreement with MLV and Wm Smith, our stockholders will experience dilution, which may be significant. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration, sales or licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

Our existing capital resources are not sufficient to enable us to continue the development of any of our product candidates. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•                  terminate or delay future clinical trials for one or more of our product candidates; or

•                  further reduce our headcount and capital or operating expenditures.

As we explore strategic options, no significant development activity is currently underway on any of our product candidates, and therefore we are not able to advance their development.

We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.

We have a limited operating history and have incurred significant losses since our inception. As of June 30, 2010, we had an accumulated deficit of approximately $197.1 million. We expect to continue to incur net losses for the foreseeable future as we explore strategic options available to us. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Certain of our loan agreements with our lenders, including our debt arrangements with Lighthouse, Oxford and the Investors in the Bridge Financing, contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions, and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.

Our failure to comply with the covenants in our loan agreements and other related transactional documents could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. An event of default or an acceleration under one loan agreement could cause a cross-default or cross-acceleration of another loan agreement. Such cross- default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single loan facility. If an event of default occurs, or if other loan agreements cross-default, and the lenders under the affected loan agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such loan agreements.

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

Unfavorable economic and market conditions may negatively impact our business, results of operations, and financial condition, and may make it difficult or costly to raise additional capital.*

The deterioration in worldwide economic conditions and the disruption to the credit and financial markets in the United States and worldwide have led to, among other things, extreme volatility in security prices, declining valuations of certain investments, and reduced liquidity and credit availability. As a company having no commercial operations, a protracted downturn may hurt our business in a number of ways, including the impact on our ability to access capital and credit markets to meet our financing objectives to allow us to continue our operations, and on our ability to manage our cash balance, current portfolio of cash equivalents or investments in marketable securities. While we are unable to predict the likely duration and severity of these unfavorable economic conditions in the United States and other countries, any of the circumstances mentioned above could adversely affect our business, financial condition, operating results, cash flow or cash position, and our ability to raise capital.

Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

We have three product candidates in late stage clinical development, with tecarfarin in Phase 3, and budiodarone and naronapride (ATI-7505) in Phase 2b. A fourth product candidate, ATI-9242, entered into a Phase 1 clinical trial in April 2008. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in the discovery stage. Any of our product candidates could be unsuccessful for a variety of reasons, including that they:

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

Collaborative arrangements do not currently exist for any of our product candidates. If we do not establish collaborations for each of our budiodarone, tecarfarin, naronapride (ATI-7505) and ATI-9242 product candidates or future product candidates, we may have to alter our development and commercialization plans.

The strategic options we are currently pursuing include potential collaborations with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including budiodarone, tecarfarin, naronapride (ATI-7505) and ATI-9242. We are seeking partners because the commercialization of each of our first four product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have the capabilities to perform Phase 3 clinical trials. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of our potential collaboration partners to fulfill their obligations to us. If a partner fails to perform in the manner we expect, our potential to develop and commercialize the respective product candidate(s) through other collaborations and to generate future revenue from the sale of the product candidate(s) may be significantly reduced. If a conflict of interest arises between us and our collaboration partner(s), they may act in their own self-interest and not in the interest of our company or our stockholders. If a collaboration partner breaches or terminates their collaboration agreement with us or otherwise fails to perform their obligations thereunder in a timely manner, the clinical development or commercialization of the respective product candidate(s) could be delayed or terminated. For example, we experienced this when P&G terminated our collaboration agreement to develop and commercialize naronapride (ATI-7505), and we may experience a similar result with potential collaboration partners in the future with respect to any of our product candidates.

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

Because our product candidates are modeled after drugs which are known to have safety problems, the FDA and other regulatory agencies may require additional safety testing which may delay our clinical progress, increase our expected costs or make further development unfeasible. For instance, because of known problems with the drug after which it was modeled, we were required to conduct significant monitoring for cardiac toxicity in our clinical trials of naronapride (ATI-7505).

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

The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data are insufficient for approval and require additional preclinical, clinical or other trials. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Moreover, the FDA may not agree that certain target indications are approvable. For instance, the FDA has never approved a drug for postprandial distress syndrome, or PDS, and we cannot be certain that the FDA will recognize PDS as an indication for which naronapride (ATI-7505) or other drugs can be approved. As another example, while we believe we have clear direction from the FDA as to the development path for our tecarfarin product candidate based on our various discussions, the FDA may change its judgment on the appropriate development pathway for tecarfarin at any time. Similarly, the clinical trials to be required by the FDA for approval of new anti-arrythmic therapies may change as the FDA considers the approval of similar therapies submitted by competing pharmaceutical companies.

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

Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Each of the opportunities upon which we have chosen to focus is based upon our belief that our RetroMetabolic Drug Design technology can be used to create a new product based upon an existing product which is efficacious in treating a specific condition, but which has a known safety problem. Each of our four lead product candidates is modeled on drugs which have significant safety problems. Budiodarone is modeled on amiodarone which is used, but not approved, for atrial fibrillation in spite of known safety problems due to its accumulation in the body and interaction with other drugs. Both amiodarone and budiodarone contain iodine which can accumulate in the thyroid and must be monitored for safety purposes. In addition, budiodarone is partially metabolized by CYP450 and, at certain levels has caused drug-drug interactions with warfarin, which increased INR and could increase the risk of hemorrhage complications. Tecarfarin is modeled on warfarin which is known to have safety risks because of its potential for bleeding and for interactions with numerous other drugs as listed on the package insert for the product. Naronapride (ATI-7505) is modeled on cisapride which was withdrawn from the market due to fatal cardiac problems. ATI-9242 is modeled to retain certain of the positive features of the class of atypical antipsychotic drugs while lessening certain of the safety issues that vary but exist within the class. The receptor profile which yields the positive and avoids the negative features of this class of drugs is a matter of great debate. While we have designed ATI-9242 to have an appropriate balance across a very complex set of receptors, we may have targeted an inappropriate profile or the profile attained may result in an unanticipated lack of efficacy or safety problems. Although we have designed our drugs to largely address each of the original drugs’ key safety problems, we will need to continue to demonstrate this through continued clinical testing. It is possible that the FDA may impose additional requirements on the development or approval of our products because of its concern about the original drug’s safety problems. These potential additional barriers could delay, increase the cost of, or prevent the commercialization of our product candidates.

Our product candidates are engineered to be broken down by the body’s natural metabolic processes in a manner we believe to be safer than that of the original drug. There can be no assurance that the products we develop will actually be metabolized as we expect. While we have designed the breakdown products to be safe, it is possible that there will be unexpected toxicity associated with these breakdown products that could cause our products to be poorly tolerated by, or toxic to, humans. Additionally, while we believe we have addressed the key safety problem of each of the original drugs, it is possible that our change to the chemical structure may result in new unforeseen safety issues. Any unexpected toxicity or suboptimal tolerance of our products would delay or prevent commercialization of these product candidates. Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra by Pfizer because of safety issues caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. Another prokinetic, tegaserod marketed by Novartis Pharmaceuticals Corporation as Zelnorm, was temporarily withdrawn from the market and then reintroduced in a very limited manner due to certain cardiac effects reportedly related to its off-target effects. Although in our end of Phase 2 meeting with the FDA, they did not indicate any special tests would be required, it is possible that we or a future collaboration partner may be required by regulatory agencies to perform tests, in addition to those we have planned, in order to demonstrate that naronapride (ATI-7505) does not have the safety problems associated with Zelnorm. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

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

If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.*

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. When referring to “our” patents and other intellectual property in this section, we are referring both to patents and other intellectual property that we own. We rely on composition of matter patents for the compounds we develop. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes, and we cannot guarantee that our issued patents will not be held invalid or unenforceable.

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

While at present we have no such agreements in place, we may enter into agreements to license technologies and patent rights. Should we fail to comply with the terms of those license agreements, including payment of any required maintenance fees or royalties, or should the licensors fail to maintain their licensed interest in the licensed patents, we could lose the rights to those technologies and patents, which may have a detrimental affect on our ability to do business.

As of June 30, 2010, we held 44 issued or allowed U.S. patents and had 14 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 44 U.S. patents that we hold, 39 patents are compound and composition related, having expiration dates from 2013 to 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. The composition of matter patent for naronapride (ATI-7505), our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and 15 in foreign jurisdictions. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

While budiodarone, tecarfarin and naronapride (ATI-7505) are all covered in the United States by issued composition of matter patents, additional patent applications would be required to extend patent protection beyond 2020, 2025 and 2025, respectively (assuming the validity and enforceability of the current composition of matter patents). We cannot guarantee that any patents will be issued from our pending or future patent applications, and any patents that issue from such pending or future patent applications would be subject to the same risks described herein for currently issued patents.

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

The starting materials for the production of naronapride (ATI-7505) are provided by the following vendors: SCI Pharmtech, Inc., Corum, Inc. and Lexen Inc. To produce naronapride drug products, drug substance is processed into 20 milligram or 40 milligram tablet form by Pharmaceutics International, Inc. of Hunt Valley, MD (PII). In the event that any of these vendors are unable or unwilling to produce sufficient quantities of material for the manufacture of naronapride, the development and/or commercialization of naronapride could be delayed or impaired. A 500 kg quantity of naronapride active pharmaceutical ingredient (API) is currently in storage at PII. This drug supply is owned by Procter & Gamble and is being stored at our expense. Procter & Gamble has informally agreed that they will maintain this API until approximately September 30, 2010 at which time we must purchase the API for approximately $3.5 million or they may destroy it. We believe this is sufficient supply to conduct the required Phase 3 program for registration. However, Procter & Gamble may terminate this arrangement at any time subsequent to the date they have agreed and dispose of the API material, or it may prove not to be adequate for the entire Phase 3 program.

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

For instance, our preclinical and clinical trials may indicate that our product candidates cause unexpected drug-drug interactions and result in adverse events. For example, budiodarone’s preclinical trials contain results that have led to our decision to monitor for such effect in the clinic and may continue to be monitored in the clinic in the future. Inhibition of testicular function was observed in one animal species as part of these trials. No such effect has been observed to date in the clinic and monitoring continues. In published trials, a similar effect is thought to be correlated with the accumulation of amiodarone in tissues. A possible renal effect was also observed at high doses in our rat and dog toxicology trials for budiodarone. While we have and will continue to monitor patients for these effects, there is no assurance these effects will not occur in patients as part of our clinical trials for budiodarone, and have a resulting adverse effect on our ability to obtain requisite regulatory approval to market and sell budiodarone. Similarly, in the clinical testing of budiodarone in patients whose condition also required treatment with warfarin, dose adjustments of warfarin were sometimes required. As is common to most clinical trials, the potential for drug-drug interactions will be monitored. As another example, due to the result of our Phase 2/3 clinical trial of tecarfarin, additional clinical trials of tecarfarin will be necessary in order to demonstrate clinical superiority to warfarin. Even if we adequately demonstrate that tecarfarin is safe and effective and obtain FDA approval, we may not be permitted to market it as superior to warfarin. In a canine toxicology trial of naronapride (ATI-7505) performed by our former collaboration partner, P&G, six deaths occurred at doses that were 10 and 20 times greater than doses currently being used in clinical trials. Our clinical trials to date have indicated only mild to moderate side effects in humans. However, further observation is warranted.

Even when our product candidates do not cause any adverse effects, clinical trials of efficacy may show that our product candidates do not have significant effects on target symptoms or may be inconclusive. For example, in the EmbraceAC trial, tecarfarin demonstrated efficacy essentially the same as in earlier Phase 2 trials but did not achieve the primary endpoint of superiority over warfarin, as measured by time in therapeutic range. Naronapride (ATI-7505) was tested in two Phase 2 clinical trials in which the primary endpoints were not met in comparison to placebo. Although these trials did support naronapride’s efficacy against certain symptoms as secondary endpoints, if future trials show that naronapride is not sufficiently efficacious to justify its use as a therapy, our business and prospects may be materially adversely affected. In addition, we may need to reformulate the ATI-9242 drug product should we find in our on-going Phase 1 testing that adequate blood levels are not achieved with our current formulation.

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

Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third- party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe that the safety profile of any products that we may develop will be sufficiently different from the original drugs from which they are modeled to be considered unique and not subject to substitution by a generic of the original drug in the case of budiodarone and tecarfarin, it is possible that a third- party payor may consider our product candidate and the generic original drug as equivalents and only offer to reimburse patients for the generic drug. In the case of naronapride (ATI-7505), the original molecule, cisapride, was withdrawn from the market and no generic version exists, but there are many competitive products which may limit the amount we can charge for this product candidate. There are five atypical antipsychotics which currently dominate an estimated $16.0 billion market for such drugs. Most will be generic competitors of ATI-9242 if it ever reaches the marketplace. While we have designed ATI-9242 to have the improved efficacy and safety features over the existing atypical antipsychotics, these desired features may not be proven in clinical testing or payors may be unwilling to pay a higher price for improved features when generic alternatives are available. Even if we show improved safety with our product candidates, pricing of the existing original drug may limit the amount we will be able to charge for each of our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin due to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, and that Bristol- Myers Squibb Company in collaboration with Pfizer, Inc., and Merck/Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 2 or Phase 3 testing. We are aware of a direct thrombin inhibitor, dabigitran from Boehringer-Ingelheim GmbH, that produced Phase 3 results in September 2009 in a clinical trial treating atrial fibrillation patients in which dabigatran was shown to be superior to warfarin at one of its two doses tested. The first direct thrombin inhibitor presented to the FDA for approval, ximelagatran, previously marketed as Exanta by AstraZeneca plc, has not been recommended for approval due to idiosyncratic liver toxicity problems. Although we believe tecarfarin’s mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely provide major competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation in the United States. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. Sanofi-Aventis has been granted approval and launched in the United States its antiarrhythmic therapy Multaq® (dronedarone). Approval was also granted by the European Union in November 2009 and launch is underway. We believe Multaq® will provide substantial competition to budiodarone in the treatment of atrial fibrillation. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide marketed by 3M Company and propafenone, marketed by GlaxoSmithKline, do not have equivalent efficacy to amiodarone but will continue to compete in the atrial fibrillation marketplace. Cardiome Pharma Corporation’s oral product, vernakalant, for the treatment of atrial fibrillation, was licensed to Merck in April 2009. Vernakalant is in Phase 3 testing and is hoped to have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

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

Naronapride (ATI-7505) has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. Naronapride is a prokinetic agent which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system’s motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market or in development which will also be competitive to naronapride, including tegaserod, marketed by Novartis Pharmaceuticals Corporation as Zelnorm, which was withdrawn from the market and is currently available through an investigational new drug (IND) process, TD-5108 being developed by Theravance, and erythromycin. Another prokinetic compound in development in Europe, with the potential for commercialization in the United States and Asia, is prucalopride from Movetis. Prucalopride has been approved for commercialization in certain European countries for the treatment of chronic constipation in women but has not yet been launched. Trials are on-going in Europe testing prucalopride in the treatment of chronic constipation in men. Johnson & Johnson has rights to prucalopride in North American and certain European countries and we expect prucalopride to provide competition in markets around the world. Ironwood Pharmaceuticals and Forest Laboratories are jointly developing linaclotide, a guanylate cyclase C agonist, in North America for the treatment of chronic constipation and irritable bowel syndrome. They have completed two Phase 3 trials in North America with positive efficacy results. Ironwood has licensed development and commercialization rights to linaclotide in both Europe and Asia, and we expect linaclotide to provide competition in specific lower GI tract indications. We believe the most significant competition to naronapride for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. Naronapride is targeted at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. Naronapride will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates if we choose to do so.*

Our success depends on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Dr. Goddard, our Chairman and Chief Executive Officer, Mr. Varian, our Chief Operating Officer and Chief Financial Officer, and Dr. Druzgala, our Senior Vice President and Chief Scientific Officer, we may not be able to successfully complete our ongoing effort to explore strategic options or develop or commercialize our product candidates, if we choose to do so. Our ability to retain and incentivize our senior management and key scientific personnel may be impaired by the October 2009 and February 2010 terminations of a substantial portion of our workforce, including Dr. Daniel Canafax, our former Vice President and Chief Development Officer, and this recent primary focus to explore strategic options to optimize the value of our assets. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms, if we choose to do so. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. In June 2010, Peter Milner, our former President of Research and Development, resigned from the company. We carry “key person” insurance in the amount of $1.0 million for Dr. Druzgala, but do not carry “key person” insurance covering any other members of senior management or key scientific personnel. If we fail to retain qualified personnel, we may be unable to continue our ongoing strategic process.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business, stock price and ability to raise additional capital.*

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls and, to the extent required, an attestation of the effectiveness of internal controls by our independent auditor. While the company believes that all material information about the company’s finances is known to management and that we are able to continue to provide reasonable assurance about the reliability of our financial reporting to stockholders including that the preparation of financial statements for external purposes are in accordance with generally accepted accounting principles, due to the company’s recent restructuring, management may determine that we no longer have sufficient personnel or internal procedures to allow us to certify that we are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2010. Due to recent legislative changes, we are no longer required to have an auditor attestation regarding our compliance in the first quarter of 2011. However, if management is unable to certify as to the effectiveness of internal controls as of December 31, 2010, then it is possible that we will receive an adverse opinion from our auditor. Similarly, if we conclude at anytime that our internal controls are no longer sufficient to provide reasonable assurance regarding the reliability of our external financial reporting to stockholders, we may be required to make such a disclosure to our stockholders. Either of these events could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and our ability to raise additional capital.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be extremely volatile, and your investment in our common stock could suffer a decline in value.*

You should consider an investment in our common stock risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Investors who purchase our common stock may not be able to sell their shares at or above the purchase price. Securities market prices for securities of biopharmaceutical companies have been highly volatile. In addition, the volatility of biopharmaceutical company stocks often does not correlate to the operating performance of the companies represented by such stocks. Some of the factors that may cause the market price of our common stock to fluctuate include:

•                  announcements regarding the sufficiency of our cash resources and the ongoing exploration of the strategic alternatives available to us;

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

•                  direct sales of our common stock through our Sales Agreement with MLV and Wm Smith or other financing arrangements;

•                  Borrowing of funds under new or existing loan facilities;

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

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•                  fluctuations in our expenses based on adjustments in light of our limited cash resources;

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

If we fail to regain compliance with the listing requirements of The NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.*

Our common stock is currently listed on The NASDAQ Global Market. We announced on April 9, 2010 that we had received a letter, dated April 5, 2010, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the market value of our listed securities had been below the minimum $50.0 million requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rules. In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until October 4, 2010, to regain compliance. To regain compliance, the market value of our listed securities must close at $50.0 million or more for a minimum of 10 consecutive business days at any time prior to October 4, 2010. If we do not demonstrate compliance by October 4, 2010, the NASDAQ Listing Qualifications Department will provide written notification to us that our common stock may be delisted. At that time, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market in accordance with NASDAQ Listing Rules, or appeal the decision to a NASDAQ Listing Qualifications Panel, or Panel. In the event of an appeal, our securities would remain listed on The NASDAQ Global market pending a decision by the Panel following a hearing. There can be no assurance that, if we do appeal a delisting determination to the Panel, that such appeal would be successful.

We announced on June 1, 2010 that we had received a letter, dated May 25, 2010, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rules. In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until November 22, 2010, to regain compliance. To regain compliance, the bid price for our common stock must close at $1.00 or more for a minimum of 10 consecutive business days at any time prior to November 22, 2010. If we do not demonstrate compliance by November 22, 2010, the NASDAQ Listing Qualifications Department will provide written notification to us that our common stock may be delisted. At that time, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market in accordance with NASDAQ Listing Rules, or appeal the decision to the Panel. In the event of an appeal, our securities would remain listed on The NASDAQ Global Market pending a decision by the Panel following a hearing. There can be no assurance that, if we do appeal a delisting determination to the Panel, that such appeal would be successful.

We announced on July 8, 2010 that we had received a letter, dated July 2, 2010, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the market value of our publicly held shares has been below the minimum $15.0 million requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rules.  In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until December 28, 2010, to regain compliance. To regain compliance, the market value of our publicly held shares must close at $15.0 million or more for a minimum of 10 consecutive business days at any time prior to December 28, 2010.  If we do not demonstrate compliance by December 28, 2010, the NASDAQ Listing Qualifications Department will provide written notification to us that our common stock may be delisted.  At that time, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market in accordance with NASDAQ Listing Rules, or appeal the decision to the Panel.  In the event of an appeal, our securities would remain listed on The NASDAQ Global Market pending a decision by the Panel following a hearing.  There can be no assurance that, if we do appeal a delisting determination to the Panel, that such an appeal would be successful.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.*

Based on our outstanding shares as of July 31, 2010 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 42% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to the perception that conflicts of interest may exist or arise.

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

As of July 31, 2010, we had 33,461,975 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market either in accordance with an effective resale registration statement with the Securities and Exchange Commission or pursuant to the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Dated: August 16, 2010

ARYx Therapeutics, Inc.

By:	/s/ John Varian
John Varian
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

4.1	Reference is made to Exhibit 3.2 and 3.3 above.

4.2(1)	Specimen Common Stock Certificate.

4.3(1)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(1)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(1)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(1)	Amended and Restated Investor Rights Agreement by and between the Registrant and certain of its security holders.

4.7(1)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

4.8(2)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.

4.9(3)	Registration Rights Agreement by and between the Registrant and the investors identified on the signature pages thereto, dated November 11, 2008.

4.10(3)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.

4.11(4)	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.

4.12(5)	Registration Rights Agreement by and between ARYx and Commerce Court Small Cap Value Fund Ltd., dated October 6, 2009.

10.1(6)	At Market Issuance Sales Agreement, dated May 20, 2010, by and among ARYx, McNicoll, Lewis & Vlak LLC and Wm Smith & Co.

10.2(7)*	Separation and Consulting Agreement, dated June 2, 2010, by and between ARYx and Peter G. Milner, M.D.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)   Previously filed as the like-numbered exhibit to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on October 8, 2009 and incorporated herein by reference.

(6)   Previously filed as the like-numbered exhibit to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on May 20, 2010 and incorporated herein by reference.

(7)   Previously filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on June 3, 2010 and incorporated herein by reference.