Form 10-Q
period 2010-09-30
ARYx Therapeutics, Inc.
filed 2010-11-15
CIK 1410064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

As of October 31, 2010, the registrant had 33,461,975 shares of common stock outstanding.

ARYx THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,954	$7,409
Marketable securities	—	353
Restricted cash - current	150	150
Prepaid research and development expenses	67	220
Other prepaid, receivable, and current assets	511	483
Total current assets	3,682	8,615
Restricted cash	518	1,003
Property and equipment, net	1,578	2,258
Other assets	194	97
Total assets	$5,972	$11,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$233	$685
Accrued compensation	8	893
Accrued research and development expenses	28	70
Current portion of notes payable	6,825	4,658
Current portion of interest payable	38	1,257
Other accrued liabilities	657	926
Total current liabilities	7,789	8,489
Deferred lease credit	747	1,053
Notes payable	4,748	5,042
Interest payable	423	305
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock	33	28
Additional paid-in capital	191,882	184,165
Accumulated deficit	(199,650)	(187,109)
Total stockholders’ equity (deficit)	(7,735)	(2,916)
Total liabilities and stockholders’ equity (deficit)	$5,972	$11,973

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Costs and expenses:
Research and development	829	4,994	4,075	18,054
Selling, general and administrative	1,316	2,638	7,331	7,863
Total costs and expenses	2,145	7,632	11,406	25,917
Loss from operations	(2,145)	(7,632)	(11,406)	(25,917)

Interest and other income, net	6	1	64	66
Interest expense	(375)	(519)	(1,199)	(1,515)
Loss on investments	—	—	—	(14)
Net loss	(2,514)	(8,150)	(12,541)	(27,380)

Basic and diluted net loss per share	$(0.08)	$(0.30)	$(0.39)	$(1.00)
Weighted average shares used to compute basic and diluted net loss per share	33,458	27,443	32,088	27,387

The accompanying notes are an integral part of these financial statements.

ARYx THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	For the nine months ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,541)	$(27,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	819
Amortization of warrants	180	164
Impairment of long-lived assets	—	26
Stock-based compensation	777	1,724
Realized loss on marketable securities	(18)	—
Change in assets and liabilities:
Prepaid research and development expenses	153	186
Other prepaid, receivable, and assets	(125)	320
Accounts payable and other accrued liabilities	(1,865)	(1,502)
Accrued compensation	(885)	107
Accrued research and development expenses	(42)	(3,346)
Deferred lease credit	(306)	—
Net cash used in operating activities	(13,984)	(28,882)

Cash flows from investing activities:
Purchases of marketable securities	—	(11,162)
Proceeds from sales of marketable securities	370	—
Proceeds from maturities of marketable securities	—	12,208
Decrease in restricted cash	485	200
Purchases of fixed assets	(8)	(97)
Net cash provided by investing activities	847	1,149

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	1	192
Issuance of equity, net of cost	6,391	(92)
Proceeds from issuance of notes payable	6,291	—
Principal payments on notes payable	(4,001)	(1,521)
Net cash provided by (used in) financing activities	8,682	(1,421)

Net decrease in cash and cash equivalents	(4,455)	(29,154)
Cash and cash equivalents at beginning of period	7,409	35,999
Cash and cash equivalents at end of period	$2,954	$6,845

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

In February 2010 we shifted our primary focus to exploring strategic alternatives available to us to complete a transaction that could create significant value for stockholders. Those alternatives could include partnerships on one or more of the three lead product candidates, the sale of company assets, in whole or in part, or some other arrangement through which the value of our assets to stockholders could be optimized (“Strategic Process”). Concurrent with beginning the Strategic Process, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps and following the departure in June 2010 of Peter G. Milner, M.D., our former President of Research and Development, our headcount has been reduced from 73 to 16 employees. The restructuring was necessary as we have three compounds at proof-of-concept stage but insufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain substantial additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources available to us. This may include proceeds, if any, from sales of common stock under our at market issuance sales agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co., pursuant to which we may issue and sell up to $6.0 million of our common stock subject to limitations with respect to the market liquidity of our common stock.

The restructuring of operations we announced on February 18, 2010 included a substantial reduction in force from 56 employees to 17 employees, and further reduced to 16 employees following the departure of Peter G. Milner, M.D., our former President of Research and Development, effective June 15, 2010. The positions impacted were across all business functions, including the research and development, clinical, operations and general and administrative departments. The restructuring plan was primarily designed to reduce operating expenses and conserve cash resources as we explore various strategic options. The restructuring was substantially completed during the first quarter of 2010. Additionally, we announced the shift of our primary focus to the exploration of strategic alternatives available to us to realize optimal value for our late-stage assets.

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

As a result of the February 2010 restructuring of operations, we incurred an aggregate restructuring charge of approximately $1.6 million less a credit of approximately $0.3 million due to stock option cancellations in the first six months of 2010. These amounts were included within our general and administrative expense. Of this amount, approximately $0.1 million was recognized as expense during the second quarter of 2010. The restructuring charge includes costs for severance pay, employee benefits and outplacement services. The aggregate restructuring charge included approximately $1.0 million of cash expenditures and approximately $0.3 million of non-cash charges, net of adjustments related to stock compensation expense. As part of the restructuring effort and during the course of our continuing operations, we will be assessing on a quarterly basis any possible impairment of assets related to idle facilities and equipment resulting from the February 2010 restructuring and may incur additional expense related to any such impairment. During the first three quarters of 2010 we made an assessment in accordance with ASC 360 to determine if there had been any material impairment of assets resulting from the February 2010 restructuring and concluded that given the range of possible outcomes related to our exploration of strategic alternatives, no material impairment had occurred.

On August 13, 2010, we secured bridge financing in two related loan transactions — a bridge loan financing with entities affiliated with MPM Capital and Ayer Capital Management, L.L.P. (collectively the “Bridge Investors”) and the concurrent restructuring of our outstanding loans with Lighthouse Capital Partners V, L.P. (“Lighthouse”).  Under the terms of a secured note and warrant purchase agreement dated August 13, 2010, we issued and sold secured promissory notes (the “Notes”) in the principal amount of up to $4.0 million and warrants to purchase an aggregate of 2,000,000 shares of our common stock to the Bridge Investors in two tranches (the “Bridge Financing”). We completed the first tranche for $2.0 million of Notes and warrants to purchase 1,000,000 shares of our common stock on August 13, 2010.  We completed the second tranche for $2.0 million of Notes and warrants to purchase 1,000,000 shares of common stock on September 30, 2010. Concurrently with the initial tranche of the Bridge Financing, we amended our existing loan arrangement with Lighthouse to provide for the conversion of approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into a new loan to us by Lighthouse (the “New Commitment”).  Upon the initial closing of the Bridge Financing, we made an approximately $2.0 million payment to Lighthouse out of the proceeds of the initial closing, and Lighthouse immediately loaned approximately the same amount back to us as part of the New Commitment.  On September 1, 2010, we made a subsequent payment of approximately $300,000 to Lighthouse, which Lighthouse immediately loaned back to us as the balance of the New Commitment.  We believe that our cash and cash equivalents on hand as of September 30, 2010 are sufficient to fund our operations to December 31, 2010.  We will need to seek additional sources of funding to allow us to continue our operations as we continue to explore strategic options available to us.

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

The balance sheet data at December 31, 2009 has been derived from our audited consolidated financial statements for the year ended December 31, 2009, contained in our Annual Report on Form 10-K. The unaudited condensed consolidated financial statements and related disclosures contained in this report have been prepared with the presumption that users of the interim financial statements have read or have access to our audited financial statements for the preceding year. Accordingly, these interim financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009, contained in our Annual Report on Form 10-K. In order to ensure the comparability of our financial statements to prior periods our policy is to reclassify certain items within our financial statements so that amounts are comparable across reporting periods. For the period ended December 31, 2009, certain balances related to the classification of warrants issued to Lighthouse have been reclassified as a contra-liability to make our financial statements comparable.

Risks and Uncertainties

As of September 30, 2010, we had cash, cash equivalents and marketable securities on hand of approximately $3.0 million, current payables and accrued liabilities of approximately $0.9 million and approximately $6.9 million in current notes and interest payable. As of September 30, 2010, we had outstanding non-current liabilities of $5.9 million. Since our inception, we have incurred significant net operating losses and, as of September 30, 2010, we had an accumulated deficit of $199.6 million. We have generated no revenue from product sales to date and we have funded operations principally from the sale of our convertible preferred and common stock and payments received under our collaboration agreements. We have not achieved sustainable profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of September 30, 2010 will be sufficient to fund our operations for the following twelve months. However, we believe that our cash on hand will provide us with sufficient funds to operate through the end of 2010. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans as to these matters are described above. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income/loss. The only component of our other comprehensive income/loss is the unrealized gains and losses, if any, on our marketable securities holdings. Comprehensive loss for the three months ended September 30, 2010 and 2009 was $2.5 million and $8.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $12.5 million and $27.4 million, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants. For all periods presented in this report, stock options and warrants were not included in the computation of diluted net loss per share because the inclusion would provide an anti-dilutive effect. The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,514)	$(8,150)	$(12,541)	$(27,380)
Denominator:
Weighted average commons shares outstanding	33,462	27,453	32,094	27,399
Less: weighted average unvested restricted common shares	(4)	(10)	(6)	(12)
Weighted average shares used in computing basic and diluted net loss per share	33,458	27,443	32,088	27,387
Basic and diluted net loss per share	$(0.08)	$(0.30)	$(0.39)	$(1.00)

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

2. Fair Value Measurement

The following tables summarize the fair value of our financial assets as of September 30, 2010 and December 31, 2009 that were recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of ASC 820.

	September 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Money market funds	2,272	—	2,272	—
Certificate of Deposit	150	150	—	—
Auction rate securities:
Balance as of December 31, 2009	353	—	—	353
Purchases	—	—	—	—
Sales and maturities	(370)	—	—	(370)
Transfers in (out) of Level 2 and Level 3	—	—	—	—
Gain on sale of securities	17	—	—	17
Ending balance as of September 30, 2010	—	—	—	—
Total	$2,422	$150	$2,272	$—

	December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Money market funds	7,192	—	7,192	—
Certificate of Deposit	150	150	—	—
Auction rate securities:
Balance as of January 1, 2009	367	—	—	367
Purchases	—	—	—	—
Sales and maturities	—	—	—	—
Transfers in (out) of Level 2 and Level 3	—	—	—	—
Gain on sale of securities	(14)	—	—	(14)
Ending balance as of December 31, 2009	353	—	—	353
Total	$7,695	$150	$7,192	$353

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

3.  Debt Financing

As of September 30, 2010, we had loan commitments outstanding with Lighthouse, the Bridge Investors and Oxford Finance Corporation, or Oxford. Prior to September 30, 2010 we also had loan commitments outstanding with General Electric Commercial Finance, or GE.

On August 13, 2010, we entered into an agreement with the Bridge Investors pursuant to which we agreed to issue and sell in a private placement Notes in the aggregate principal amount of up to $4.0 million, and Warrants to purchase up to an aggregate of 2,000,000 shares of our common stock, subject to the terms and conditions set forth in the agreement.  The Notes are secured by a security interest in all of our assets, including our intellectual property.

On August 13, 2010, we closed on the first tranche of $2.0 million of Notes pursuant under the terms and conditions of the Bridge Financing and, as a result, issued Warrants to the Bridge Investors to purchase 1,000,000 shares of our common stock.  On September 30, 2010, we closed on the second tranche of $2.0 million of Notes and issued Warrants to purchase an additional 1,000,000 shares of our common stock.

The Notes accrue interest at a continuously compounding rate of 12.0% per annum.  Unless earlier paid pursuant to the terms of the agreement or accelerated in connection with an event of default, we will make interest only payments through December 31, 2010, followed by 24 equal monthly payments of principal and interest through January 1, 2013. In the event we sell any or all of our assets or enter into certain strategic transactions, we may be required to repay the Notes at an earlier date under the terms of the Bridge Financing.

The Warrants had a purchase price of $0.0125 per underlying share of common stock and are exercisable for a term of five years from the date of issuance at an exercise price of $0.50 per share. On October 12, 2010, we filed a registration statement registering for resale the shares of common stock issuable upon the exercise of the Warrants pursuant to the Registration Rights Agreement we entered into with the Bridge Investors.

We received net proceeds of approximately $1.8 million in connection with the initial tranche of the Bridge Financing, after deducting certain expenses payable by us. The net proceeds from the initial tranche of the Bridge Financing were used by us to make an approximately $2.0 million repayment on our existing loan obligation with Lighthouse pursuant to the terms of our loan arrangement with Lighthouse, as more fully described below. We received net proceeds of approximately $2.0 million in connection with the second tranche of the Bridge Financing after deducting certain expenses payable by us. We currently anticipate the remaining proceeds from the Bridge Financing will be used for working capital and other corporate and operational purposes, including permitted payments to our lenders.

Concurrently with the Bridge Financing, we and Lighthouse entered into Amendment No. 8 to that certain Loan and Security Agreement No. 4521 dated March 28, 2005, as amended. The amendment to the Lighthouse agreement provides for the conversion of up to approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into the New Commitment. Upon the closing of the initial tranche of the Bridge Financing, we used the net proceeds from such closing to make an approximately $2.0 million repayment of our loan obligation to Lighthouse and, pursuant to the terms of the amendment, Lighthouse promptly loaned approximately the same amount to us as part of the New Commitment. On September 1, 2010, we made a subsequent payment of approximately $300,000 to Lighthouse which was promptly loaned back to us from Lighthouse as the balance of the New Commitment.

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

The terms of the Lighthouse loan further provide that any assignment of the Notes without Lighthouse’s consent would now constitute an event of default under the Lighthouse loan agreement. We also granted Lighthouse a security interest in all of our assets including our intellectual property in connection with the amendment to the Lighthouse loan agreement and the New Commitment.

As of September 30, 2010, following our receipt of the New Commitment, the total principal amount borrowed under the Lighthouse loans was $21.3 million and the total unpaid principal balance outstanding was $7.9 million. The total accrued and unpaid balloon interest outstanding was $0.4 million as of September 30, 2010. We recorded interest expense related to the Lighthouse loan, including amortization of expense related to the terminal payments and the warrants issued under the agreement, of $302,000 and $488,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.

The total principal amount borrowed under the Bridge Financing arrangement was $4.0 million and the total unpaid principal balance outstanding as of September 30, 2010, was $4.0 million. We recorded interest expense related to the Bridge Financing, including amortization of expense related to capitalized loan expenses and the warrant issued under the agreement, of $57,900 and none for the three months ended September 30, 2010 and 2009, respectively, and $57,900 and none for the nine months ended September 30, 2010 and 2009, respectively.

The total principal amount borrowed under the Oxford loan was $1.0 million and the total unpaid principal balance outstanding as of September 30, 2010, was $459,000. The total accrued and unpaid balloon interest outstanding was $12,000 as of September 30, 2010. We recorded interest expense related to the Oxford loan, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $17,800 and $27,000 for the three months ended September 30, 2010 and 2009, respectively, and $60,500 and $87,000 for the nine months ended September 30, 2010 and 2009, respectively. Pursuant to the terms of the Oxford loan, Oxford maintains a security interest in certain of our fixed assets.

The total principal amount borrowed under the GE loans was $1.9 million and as of September 30, 2010 the loans had been fully repaid. We recorded no interest expense related to the GE loans for the three months ended September 30, 2010 and $5,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, respectively, we recorded $650 and $20,000 in interest expense related to the GE loans.

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

On May 20, 2010, we entered into an at market issuance sales agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, and Wm Smith & Co., or Wm Smith, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $6.0 million from time to time through MLV and Wm Smith as our sales agents. Sales of our common stock through MLV and Wm Smith, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and these sales agents. Subject to the terms and conditions of the Sales Agreement, MLV and Wm Smith will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay these sales agents an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold through the sales agents under the Sales Agreement. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of September 30, 2010 we had not issued or sold any shares of our common stock pursuant to the Sales Agreement. In connection with this financing arrangement, we incurred costs of approximately $150,000 that were expensed during the second quarter of 2010 and are included within our selling, general and administrative expense.

5.  Warrants

We issue freestanding warrants from time to time pursuant to various contractual arrangements. As of September 30, 2010, the following warrants to purchase our common stock were issued and outstanding:

Warrant Holder	Issue Date		In Connection With	Warrant to Purchase	Shares	Exercise Price (per share)	Expire Date
ATEL	12/23/2002		Leasing arrangement	Common Stock	5,611	$8.91	11/13/2012
Lighthouse (1)	10/19/2007		Debt financing	Common Stock	83,332	$10.80		(1)
Lighthouse (2)	10/17/2008		Debt restructure	Common Stock	158,770	$3.975		(2)
Various investors		(3)	Private placement of equity	Common Stock	2,769,864	$2.64	11/14/2013
Oxford (4)	12/31/2008		Equipment financing	Common Stock	8,547	$2.34	12/31/2013
MPM Capital		(5)	Bridge financing	Common Stock	1,000,000	$0.50		(5)
Ayer Capital		(5)	Bridge financing	Common Stock	1,000,000	$0.50		(5)
					5,026,124

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

(5)                                 Warrants to purchase an aggregate of 2,000,000 shares of our common stock were issued on August 13, 2010 and September 30, 2010. The warrants are exercisable, in whole or in part, at anytime at the option of the holder for a term of five years from the issue date.

We follow guidance under ASC 480 to measure the fair value of these warrants on date of issuance. The fair value of the warrant issued to ATEL for $42,000 was capitalized as a prepayment on a lease and was amortized to interest expense over the 36 month lease term. The fair value of the first warrant issued to Lighthouse for $738,000 was capitalized in three separate tranches as debt issuance cost, subsequently reclassified to contra-liability, with the first tranche amortized to interest expense over the funding commitment period ended December 31, 2005. The remainder was amortized to interest expense over the duration of the interest-only period plus the term of the loan over 42 months. The fair value of the second warrant issued to Lighthouse for $523,000 was capitalized in two separate tranches as debt issuance cost, subsequently reclassified to contra-liability, with the first tranche amortized to interest expense over the funding commitment period ended March 1, 2008, and the remainder amortized to interest expense over the duration of the interest-only period plus the term of the loan over 36 months. The fair value of the third warrant issued to Lighthouse for $396,000 was capitalized as debt issuance cost, subsequently reclassified to contra-liability, and amortized to interest expense over the duration of the interest-only period plus the term of the restructured loan over 36 months. The fair value of the warrants issued in connection with the Oxford equipment loan for $17,000 was capitalized as debt issuance cost, subsequently reclassified to contra-liability, and will be amortized to interest expense over the duration of the loan over 36 months. The fair value of the warrants issued to the Bridge Investors was $550,000 in aggregate and was recorded in two separate tranches as a contra-liability with each tranche amortized to interest expense over the contractual interest-only and loan amortization period of approximately 28 months.

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

The fair value of our warrants issued in connection with the placement of our long-term debt was amortized to interest expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lighthouse	$40	$53	$147	$160
Oxford	1	1	4	4
Bridge Investors	16	—	16	—
Total warrant amortization expense	$57	$54	$167	$164

6.  Stock-Based Compensation

The components of our stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Research and development:
Officer compensation	$14	$71	$(39)	$215
Employee and consultant compensation	20	147	(144)	461
Selling, general and administrative:
Director and officer compensation	94	303	371	929
Employee and consultant compensation	9	42	(7)	119
Total stock-based compensation expense	$137	$563	$181	$1,724

We issued an aggregate 596 shares of our common stock upon the exercise of stock options during the nine months ended September 30, 2010.

7.  Subsequent Events

On October 29, 2010 we received notice from the United States Internal Revenue Service that we had received certification of our qualification for a research and development grant pursuant to the Federal Qualifying Therapeutic Discovery Project (“QTDP”) to which we had applied in July 2010. The grant totaling $943,900 was awarded based on certain research and development costs incurred to date. We expect to receive payment for the grant in November 2010 and we expect to record it as other income in the fourth quarter of 2010.

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

In February 2010 we shifted our primary focus to exploring strategic alternatives available to us to complete a transaction that could create significant value for stockholders. Those alternatives could include partnerships on one or more of the three lead product candidates, the sale of company assets, in whole or in part, or some other arrangement through which the value of our assets to stockholders could be optimized (“Strategic Process”). Concurrent with beginning the Strategic Process, we restructured our operations in order to conserve resources and support the process of reviewing strategic alternatives. This followed an initial reduction in our workforce headcount in October 2009. Through these two restructuring steps and following the departure in June 2010 of Peter G. Milner, M.D., our former President of Research and Development, our headcount has been reduced from 73 to 16 employees. The restructuring was necessary as we have three compounds at proof-of-concept stage but insufficient cash resources to develop these product candidates further or to complete licensing agreements in a timely manner with a high level of certainty. Our operations have consumed a substantial amount of cash since inception and we expect to continue to incur net losses for the foreseeable future. Our ability to continue operations will be dependent on our ability to obtain substantial additional funding. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources available to us. This may include proceeds, if any, from sales of common stock under our at market issuance sales agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co., pursuant to which we may issue and sell up to $6.0 million of our common stock.

On August 13, 2010, we secured bridge financing in two related loan transactions — a bridge loan financing with entities affiliated with MPM Capital and Ayer Capital Management, L.L.P. (collectively the “Bridge Investors”) and the concurrent restructuring of our outstanding loans with Lighthouse Capital Partners V, L.P. (“Lighthouse”).  Under the terms of a secured note and warrant purchase agreement dated August 13, 2010, we issued and sold secured promissory notes (the “Notes”) in the principal amount of up to $4.0 million and warrants to purchase an aggregate of 2,000,000 shares of our common stock to the Bridge Investors in two tranches (the “Bridge Financing”). We completed the first tranche for $2.0 million of Notes and warrants to purchase 1,000,000 shares of our common stock on August 13, 2010.  We completed the second tranche for $2.0 million of Notes and warrants to purchase 1,000,000 shares of common stock on September 30, 2010. Concurrently with the initial tranche of the Bridge Financing, we amended our existing loan arrangement with Lighthouse to provide for the conversion of approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into a new loan to us by Lighthouse (the “New Commitment”).  Upon the initial closing of the Bridge Financing, we made an approximately $2.0 million payment to Lighthouse out of the proceeds of the initial closing, and Lighthouse immediately loaned approximately the same amount back to us as part of the New Commitment.  On September 1, 2010, we made a subsequent payment of approximately $300,000 to Lighthouse, which Lighthouse immediately loaned back to us as the balance of the New Commitment.  We believe that our cash and cash equivalents on hand as of September 30, 2010 are sufficient to fund our operations to December 31, 2010.  We will need to seek additional sources of funding to allow us to continue our operations as we continue to explore strategic options available to us.

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

Naronapride (ATI-7505)

Naronapride (ATI-7505) is an oral prokinetic agent that has been shown to speed up the passage of contents through the gut. We have successfully completed four Phase 2 clinical trials for the treatment of multiple gastrointestinal disorders including gastroesophageal reflux disease, or GERD, functional dyspepsia and chronic idiopathic constipation. Naronapride was designed to have the same therapeutic benefits as cisapride, a drug marketed by Johnson & Johnson under the brand name Propulsid in the United States and other countries. Launched in 1993, cisapride was withdrawn from the market in 2000 due to serious cardiovascular side effects. These side effects occurred as blood levels of cisapride rose significantly when CYP450 clearance was inhibited due to the co administration of other drugs that were cleared by the same metabolic pathway. We designed naronapride to be metabolized through the esterase pathway, eliminating metabolism through CYP450 as well as eliminating the off-target cardiovascular effects. Nearly 1,000 patients and subjects have been treated with naronapride as part of our clinical trial program. In June 2006, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc., or P&G, to develop and commercialize naronapride. On July 2, 2008, we received notice from P&G that it elected to exercise its option to terminate the collaboration agreement effective July 2, 2008. P&G subsequently announced that it is exiting pharmaceutical drug development. Upon termination of the collaboration agreement by P&G, all rights to naronapride reverted to us. Also on July 2, 2008, we announced the overall successful results of a Thorough QT trial, or TQT, on naronapride, which we believe supports the agent’s favorable cardiac safety profile. On August 22, 2008, we announced the results of a Phase 2b clinical trial testing the safety and efficacy of naronapride in patients with chronic idiopathic constipation. The clinical trial, conducted by P&G, was designed to enroll 400 patients evaluating four doses of the agent compared to placebo. As a result of the termination of the collaboration between the company and P&G, the trial was terminated early after only 214 patients had been enrolled. In spite of the early termination of the trial, naronapride achieved statistical significance at the trial’s primary endpoint in the 80 mg twice-daily dose. In addition, all doses tested demonstrated a clinically meaningful and desired increase in spontaneous bowel movements over baseline compared to placebo after one week of treatment. We have had an end of Phase 2 meeting with the FDA to seek their guidance on the size and design of the Phase 3 program required for registration. Based upon that meeting, we believe we have a clear path forward in chronic idiopathic constipation that includes safety data in line with ICH guidelines.

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

As a result of the February 2010 restructuring of operations, we incurred an aggregate restructuring charge of approximately $1.6 million less a credit of approximately $0.3 million due to stock option cancellations in the first six months of 2010. Of this amount, approximately $0.1 million was recognized as expense during the second quarter of 2010. The restructuring charge includes costs for severance pay, employee benefits and outplacement services. The aggregate restructuring charge included approximately $1.0 million of cash expenditures and approximately $0.3 million of non-cash charges, net of adjustments related to stock compensation expense. As part of the restructuring effort and during the course of our continuing operations, we will be assessing on a quarterly basis any possible impairment of assets related to idle facilities and equipment resulting from the February 2010 restructuring and may incur additional expense related to any such impairment. During the first three quarters of 2010 we made an assessment in accordance with ASC 360 to determine if there had been any material impairment of assets resulting from the February 2010 restructuring and concluded that given the range of possible outcomes related to our exploration of strategic alternatives, no material impairment had occurred. As a result of our restructuring activities, we anticipate a substantial reduction in our operating expenses in 2010 as compared to our spending levels in 2009.

As of September 30, 2010, we had cash, cash equivalents and marketable securities on hand of approximately $3.0 million, current payables and accrued liabilities of approximately $0.9 million and approximately $6.9 million in current notes and interest payable. As of September 30, 2010, we had outstanding non-current liabilities of $5.9 million. Since our inception, we have incurred significant net operating losses and, as of September 30, 2010, we had an accumulated deficit of $199.6 million. We have not achieved sustained profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of September 30, 2010 will be sufficient to fund our operations for the following twelve months. However, we believe that our cash on hand will provide us with sufficient funds to operate to December 31, 2010. For the year ended December 31, 2009 our auditor, Ernst & Young LLP, issued an audit opinion which included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

Research and Development Expense

Our research and development expense consists of expenses incurred in identifying, testing and developing our product candidates. These expenses consist primarily of fees paid to contract research organizations and other third parties to assist us in managing, monitoring and analyzing our clinical trials, clinical trial costs paid to sites and investigators’ fees, costs of non-clinical studies including toxicity studies in animals, costs of contract manufacturing services, costs of materials used in clinical trials and non-clinical studies, laboratory related expenses, research and development support costs including certain regulatory, quality assurance, project management and administration, allocated expenses such as facilities and information technology that are used to support our research and development activities and related personnel expenses, including stock-based compensation. Research and development costs are expensed as incurred.

Clinical trial costs have been a significant component of our research and development expense. We have conducted our clinical trials primarily through coordination with contract research organizations and other third-party service providers. We recognize research and development expense for these activities based upon a variety of factors, including actual and estimated patient enrollment, clinical site initiation activities, direct pass-through costs and other activity-based factors.

The following table summarizes our research and development, or R&D, expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Direct R&D expense by product candidate:
Budiodarone	$1	$141	$40	$847
Tecarfarin	4	1,607	275	7,098
Naronapride (ATI-7505)	15	19	63	135
ATI-9242	32	82	139	26
Other research programs	—	78	57	178
Total direct R&D expense	52	1,927	574	8,284
R&D personnel, administrative and other expense	777	3,067	3,501	9,770
Total R&D expense	$829	$4,994	$4,075	$18,054

From our inception through September 30, 2010, we estimate that approximately $40.5 million of expense was incurred for our tecarfarin product candidate, approximately $25.2 million was incurred for our budiodarone product candidate, approximately $22.7 million was incurred for our naronapride (ATI-7505) product candidate, approximately $5.2 million was incurred for our ATI-9242 product candidate, and approximately $73.7 million was incurred for costs related to our research and development personnel, administrative and other research programs.

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

Our critical accounting policies are more fully described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies and significant estimates during the three and nine months ended September 30, 2010.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Research and Development Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Research and development expense	$829	$4,994	$(4,165)	(83)%	$4,075	$18,054	$(13,979)	(77)%

For the three months ended September 30, 2010, as compared to the same period in 2009, our research and development expense decreased by $4.2 million, or 83%. The decrease was due to:

•                  a $1.6 million reduction in expenses related to our tecarfarin product candidate due to the substantial completion of our Phase 2/3 EmbraceAC clinical study in the second quarter of 2009;

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

For the nine months ended September 30, 2010, as compared to the same period in 2009, our research and development expense decreased by $14.0 million, or 77%. The decrease was due to:

•                  a $6.8 million reduction in expenses related to our tecarfarin product candidate primarily due to the substantial completion of our Phase 2/3 EmbraceAC clinical study in the second quarter of 2009;

•                  a $6.4 million reduction in personnel and administrative costs resulting primarily from our restructuring of operations in October 2009 and February 2010; and

•                  a $0.8 million reduction in expenditures related to the completion of a Phase 2b clinical study for our budiodarone product candidate in the first half of 2009.

Selling, General and Administrative Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Selling, general and administrative expense	$1,316	$2,638	$(1,322)	(50)%	$7,331	$7,863	$532	7%

The decrease in selling, general and administrative expense for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to reduced operating expenses resulting from our October 2009 and February 2010 restructuring of operations. The decrease in selling, general and administrative expense for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to reduced operating expenses resulting from our October 2009 and February 2010 restructuring of operations, partially offset by our recognition of a $1.6 million restructuring charge resulting from our February 2010 restructuring of operations, costs related to the departure of Peter Milner incurred in the second quarter of 2010 and costs related to the at market financing arrangement incurred during the second quarter of 2010.

Interest and Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Interest and other income, net	$6	$1	$5	500%	$64	$66	$(2)	(3)%

Interest and other income, net of other expenses, consist primarily of interest income from our investments in money market funds and marketable securities, realized gains or losses from the sale of marketable securities and certain expenses such as state franchise tax. The increase in interest and other income, net of other expenses, for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to lower expenses resulting from a federal tax grant for certain investments in fixed assets made in 2009 and lower state franchise tax expense, partially offset by lower interest income. The decrease in interest and other income, net of other expenses, for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to lower interest income resulting from lower cash balances, partially offset by a state franchise tax rebate recognized in the first quarter of 2010 and a realized gain of approximately $18,000 related to the sale of our auction rate security instrument during the first quarter of 2010.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except %)
Interest expense	$375	$519	$(144)	(28)%	$1,199	$1,515	$(316)	(21)%

The decrease in interest expense for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 was primarily due to a reduction of our debt balances outstanding with Lighthouse and Oxford resulting from the contractual pay down of our long-term debt obligations, partially offset by higher interest expense resulting from the Bridge Financing and Lighthouse debt restructure in the third quarter of 2010.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$(13,984)	$(28,882)
Investing activities	847	1,149
Financing activities	8,682	(1,421)
Total cash used	$(4,455)	$(29,154)

As of September 30, 2010, we had cash, cash equivalents and marketable securities on hand of approximately $3.0 million, current payables and accrued liabilities of approximately $0.9 million and approximately $6.9 million in current notes and interest payable. As of September 30, 2010, we had outstanding non-current liabilities of $5.9 million. Since our inception, we have incurred significant net operating losses and, as of September 30, 2010, we had an accumulated deficit of $199.6 million. We have not achieved sustained profitability and anticipate that we will continue to incur significant net losses for the foreseeable future. There can be no assurances that we will achieve positive cash flow in the foreseeable future or at all. Additionally, we do not anticipate that our cash on hand as of September 30, 2010 will be sufficient to fund our operations for the following twelve months. However, we believe that our cash on hand as of September 30, 2010 will provide us with sufficient funds to operate to December 31, 2010.

Net cash used in operating activities was $14.0 million and $28.9 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash consumed in each of these periods was primarily used towards the funding of our operating costs and expenses in connection with the conduct of our research, development and administrative activities. Additionally, the nine month period ended September 30, 2010 included approximately $1.0 million of cash expenditures related to our February 2010 restructuring of operations.

Cash used in, or provided by, investing activities primarily related to purchases, sales and maturities of marketable securities, as well as changes in our restricted cash balances and levels of capital expenditure. For the nine months ended September 30, 2010, net sales of marketable securities was $0.4  million as compared to purchases of marketable securities, net of maturities, of $1.1 million for the same period in 2009. During the nine months ended September 30, 2010, we received funds from the contractual release of approximately $0.5 million of restricted cash related to our facility lease agreement and our third party payroll service provider. Purchases of property and equipment were $8,400 and $97,000 for the nine months ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $8.7 million and was related to proceeds from the sale of common stock pursuant to the Commerce Court equity line agreement along with proceeds from our recent Bridge Financing, partially offset by principal payments on our long-term debt. For the nine months ended September 30, 2009, net cash used in financing activities was $1.4 million and consisted of principal payments on our long-term debt and equity financing costs, partially offset by proceeds from employee purchases of our common stock pursuant to our employee stock purchase plan.

Debt Arrangements

As of September 30, 2010, we had loan commitments outstanding with Lighthouse, the Bridge Investors and Oxford Finance Corporation, or Oxford. Prior to September 30, 2010 we also had loan commitments outstanding with General Electric Commercial Finance, or GE.

On August 13, 2010, we entered into an agreement with the Bridge Investors pursuant to which we agreed to issue and sell in a private placement Notes in the aggregate principal amount of up to $4.0 million, and Warrants to purchase up to an aggregate of 2,000,000 shares of our common stock, subject to the terms and conditions set forth in the agreement.  The Notes are secured by a security interest in all of our assets, including our intellectual property.

On August 13, 2010, we closed on the first tranche of $2.0 million of Notes pursuant to the terms and conditions of the Bridge Financing and, as a result, issued Warrants to the Bridge Investors to purchase 1,000,000 shares of our common stock.  On September 30, 2010, we closed on the second tranche of $2.0 million of Notes and issued Warrants to purchase an additional 1,000,000 shares of our common stock.

The Notes accrue interest at a continuously compounding rate of 12.0% per annum.  Unless earlier paid pursuant to the terms of the agreement or accelerated in connection with an event of default, we will make interest only payments through December 31, 2010, followed by 24 equal monthly payments of principal and interest through January 1, 2013. In the event we sell any or all of our assets or enter into certain strategic transactions, we may be required to repay the Notes at an earlier date under the terms of the Bridge Financing.

The Warrants had a purchase price of $0.0125 per underlying share of common stock and are exercisable for a term of five years from the date of issuance at an exercise price of $0.50 per share. On October 12, 2010, we filed a registration statement registering for resale the shares of common stock issuable upon the exercise of the Warrants pursuant to the Registration Rights Agreement we entered into with the Bridge Investors.

We received net proceeds of approximately $1.8 million in connection with the initial tranche of the Bridge Financing, after deducting certain expenses payable by us. The net proceeds from the initial tranche of the Bridge Financing were used by us to make an approximately $2.0 million repayment on our existing loan obligation with Lighthouse pursuant to the terms of our loan arrangement with Lighthouse, as more fully described below. We received net proceeds of approximately $2.0 million in connection with the second tranche of the Bridge Financing after deducting certain expenses payable by us. The remaining proceeds from the Bridge Financing are being used for working capital and other corporate and operational purposes, including permitted payments to our lenders.

Concurrently with the Bridge Financing, we and Lighthouse entered into Amendment No. 8 to that certain Loan and Security Agreement No. 4521 dated March 28, 2005, as amended. The amendment to the Lighthouse agreement provides for the conversion of up to approximately $2.3 million of loan payments scheduled for the third quarter of 2010 into the New Commitment. Upon the closing of the initial tranche of the Bridge Financing, we used the net proceeds from such closing to make an approximately $2.0 million repayment of our loan obligation to Lighthouse and, pursuant to the terms of the amendment, Lighthouse promptly loaned approximately the same amount to us as part of the New Commitment. On September 1, 2010, we made a subsequent payment of approximately $300,000 to Lighthouse which was promptly loaned back to us from Lighthouse as the balance of the New Commitment.

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

The terms of the Lighthouse loan further provide that any assignment of the Notes without Lighthouse’s consent would now constitute an event of default under the Lighthouse loan agreement. We also granted Lighthouse a security interest in all of our assets including our intellectual property in connection with the amendment to the Lighthouse loan agreement and the New Commitment.

As of September 30, 2010, following our receipt of the New Commitment, the total principal amount borrowed under the Lighthouse loans was $21.3 million and the total unpaid principal balance outstanding was $7.9 million. The total accrued and unpaid balloon interest outstanding was $0.4 million as of September 30, 2010. We recorded interest expense related to the Lighthouse loan, including amortization of expense related to the terminal payments and the warrants issued under the agreement, of $299,000 and $488,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively.

The total principal amount borrowed under the Bridge Financing arrangement was $4.0 million and the total unpaid principal balance outstanding as of September 30, 2010, was $4.0 million. We recorded interest expense related to the Bridge Financing, including amortization of expense related to capitalized loan expenses and the warrant issued under the agreement, of $57,900 and none for the three months ended September 30, 2010 and 2009, respectively, and $57,900 and none for the nine months ended September 30, 2010 and 2009, respectively.

The total principal amount borrowed under the Oxford loan was $1.0 million and the total unpaid principal balance outstanding as of September 30, 2010, was $459,000. The total accrued and unpaid balloon interest outstanding was $12,000 as of September 30, 2010. We recorded interest expense related to the Oxford loan, including amortization of expense related to the terminal payment and the warrant issued under the agreement, of $17,800 and $27,000 for the three months ended September 30, 2010 and 2009, respectively, and $60,500 and $87,000 for the nine months ended September 30, 2010 and 2009, respectively. Pursuant to the terms of the Oxford loan, Oxford maintains a security interest in certain of our fixed assets.

The total principal amount borrowed under the GE loans was $1.9 million and as of September 30, 2010 the loans had been fully repaid. We recorded no interest expense related to the GE loans for the three months ended September 30, 2010 and $5,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, respectively, we recorded $650 and $20,000 in interest expense related to the GE loans.

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

At Market Issuance Facility

On May 20, 2010, we entered into an at market issuance sales agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, and Wm Smith & Co., or Wm Smith, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $6.0 million from time to time through MLV and Wm Smith as our sales agents. Sales of our common stock through MLV and Wm Smith, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and these sales agents. Subject to the terms and conditions of the Sales Agreement, MLV and Wm Smith will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay these sales agents an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold through the sales agents under the Sales Agreement. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of September 30, 2010 we had not issued or sold any shares of our common stock pursuant to the Sales Agreement. In connection with this financing arrangement, we incurred costs of approximately $150,000 that were expensed during the second quarter of 2010 and are included within our selling, general and administrative expense.

Qualifying Therapeutic Discovery Project Grant

On October 29, 2010 we received notice from the United States Internal Revenue Service that we had received certification of our qualification for a research and development grant pursuant to the Federal Qualifying Therapeutic Discovery Project (“QTDP”) to which we had applied in July 2010. The grant totaling $943,900 was awarded based on certain research and development costs incurred to date. We expect to receive payment for the grant in November 2010 and we expect to record it as other income in the fourth quarter of 2010.

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

Our ability to continue operations will be dependent on our ability to obtain substantial additional funding and such funding may not be available to us on acceptable terms, or at all. We may seek to raise necessary additional funds through public or private equity, debt financings, collaborative arrangements with corporate partners or other sources. If we are unable to raise additional funds when needed, we may not be able to continue our current operations and we may not have sufficient resources to fully explore the strategic options available to us. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to the holders of our common stock and could contain covenants that restrict our operations. If we raise additional funds by issuing equity securities, including sales under our Sales Agreement with MLV and Wm Smith, dilution to our existing stockholders may result. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. To the extent that we raise additional capital through licensing or other arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves for a higher profit margin. The terms of future financings may restrict our ability to raise additional capital, which could delay or prevent the further development of our product candidates or our ability to fully explore our strategic options. Our failure to raise capital when needed may harm our business and operating results.

Recent Accounting Pronouncements

See Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report for recent accounting pronouncements that could have an effect on us.

Off-Balance Sheet Arrangements

Since inception, except for standard operating leases and employment agreements, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to our market risk from those disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

No change was made in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We will need substantial additional funding in the near term and may be unable to raise capital when needed, which would force us to limit or cease our operations and related product development programs.*

As of September 30, 2010, we had $3.0 million in cash, cash equivalents and marketable securities on hand, which is only sufficient to fund our current operations into the fourth quarter of 2010. As of September 30, 2010, we had current payables and accrued liabilities of $0.9 million, current notes and related interest payable of $6.9 million and outstanding non-current liabilities of $5.9 million. Our ability to continue operations as a going concern, to evaluate strategic alternatives and potentially resume development activities with respect to our product candidates is dependent upon our ability to obtain substantial additional capital in the near term. Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur net losses for the foreseeable future as we explore strategic options in an effort to optimize the value of our assets. While we are currently exploring strategic options available to us, including collaboration arrangements to continue the development and potential commercialization of one or more of our lead product candidates or the sale of any or all of our assets, we cannot forecast with any degree of certainty whether a strategic transaction and/or collaboration arrangement will be achieved on optimal terms or at all. However, should such collaboration arrangements fail to provide sufficient revenue to fund our operations adequately, we will need to raise additional capital to fund our operations and complete development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt arrangements, including our at market issuance sales agreement with McNicoll, Lewis & Vlak LLC and Wm Smith & Co, and/or a possible sale, collaboration or license of development and/or commercialization rights to one or more of our product candidates. We do not know whether additional funding will be available to us on acceptable terms, or at all.

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

We have incurred significant operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.*

We have a limited operating history and have incurred significant losses since our inception. As of September 30, 2010, we had an accumulated deficit of approximately $199.6 million. We expect to continue to incur net losses for the foreseeable future as we explore strategic options available to us. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our loan agreements impose restrictions on us that may adversely affect our ability to operate our business.*

Certain of our loan agreements with our lenders, including our debt arrangements with Lighthouse, Oxford and the Bridge Investors, contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions, and incur additional debt. In addition, our debt agreements contain, and those we enter into in the future may contain, restrictive covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.

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

We do not expect any of our current product candidates to be commercially available in the next several years, if at all. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of Phase 3 clinical trials. In addition, in February 2010 we shifted our primary focus from product development to exploring strategic alternatives available to us, which will delay our progress toward the potential commercialization of any of our product candidates.

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

Collaborative arrangements do not currently exist for any of our product candidates. If we do not establish collaborations for each of our naronapride (ATI-7505), budiodarone, tecarfarin, and ATI-9242 product candidates or future product candidates, we may have to alter our development and commercialization plans.

The strategic options we are currently pursuing include potential collaborations with leading pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of some of our product candidates, including naronapride (ATI-7505), budiodarone, tecarfarin, and ATI-9242. We are seeking partners because the commercialization of each of our first four product candidates involves a large, primary care market that must be served by large sales and marketing organizations and because we do not currently have the capabilities to perform Phase 3 clinical trials. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, if at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, if at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

Our product candidates are engineered to be broken down by the body’s natural metabolic processes in a manner we believe to be safer than that of the original drug. There can be no assurance that the products we develop will actually be metabolized as we expect. While we have designed the breakdown products to be safe, it is possible that there will be unexpected toxicity associated with these breakdown products that could cause our products to be poorly tolerated by, or toxic to, humans. Additionally, while we believe we have addressed the key safety problem of each of the original drugs, it is possible that our change to the chemical structure may result in new unforeseen safety issues. Any unexpected toxicity or suboptimal tolerance of our products would delay or prevent commercialization of these product candidates. Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra by Pfizer because of safety issues caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. Another prokinetic, tegaserod marketed by Novartis Pharmaceuticals Corporation as Zelnorm, was temporarily withdrawn from the market and then reintroduced in a very limited manner due to certain cardiac effects reportedly related to its off-target effects. Although in our end of Phase 2 meeting with the FDA, they did not indicate any special tests or extraordinary safety monitoring would be required, it is possible that we or a future collaboration partner may be required by regulatory agencies to perform tests or gather data, in addition to those we have planned, in order to demonstrate that naronapride (ATI-7505) does not have the safety problems associated with Zelnorm. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

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

As of September 30, 2010, we held 43 issued or allowed U.S. patents and had 12 patent applications pending before the USPTO. For some of our inventions, corresponding foreign patent protection is pending. Of the 43 U.S. patents that we hold, 38 patents are compound and composition related, having expiration dates from 2013 to 2025. Our composition of matter patent for budiodarone, our compound for the treatment of atrial fibrillation, issued in April 2002 and has an expiration date in 2020. The composition of matter patent for tecarfarin, our compound for anticoagulation, issued in August 2007 and has an expiration date in 2025. The composition of matter patent for naronapride (ATI-7505), our compound for the treatment of gastrointestinal disorders, issued in February 2007 and has an expiration date in 2025. Our composition of matter patent applications for ATI-9242, our product candidate for the treatment of schizophrenia and other psychiatric disorders, are currently pending, one in the United States and 15 in foreign jurisdictions. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date we have not received any communications from third parties challenging our patents or patent applications covering our clinical candidates.

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

The starting materials for the production of naronapride (ATI-7505) are provided by the following vendors: SCI Pharmtech, Inc., Corum, Inc. and Lexen Inc. To produce naronapride drug products, drug substance is processed into 20 milligram or 40 milligram tablet form by Pharmaceutics International, Inc. of Hunt Valley, MD (PII). In the event that any of these vendors are unable or unwilling to produce sufficient quantities of material for the manufacture of naronapride, the development and/or commercialization of naronapride could be delayed or impaired. A 500 kg quantity of naronapride active pharmaceutical ingredient (“API”) is currently in storage at PII. This drug supply is owned by Procter & Gamble and is being stored at our expense. We are currently in discussions with Procter & Gamble regarding the purchase by ARYx or a related third party of some, or all, of this naronapride API. Procter & Gamble may decide to dispose of any of this existing naronapride API not purchased by us or a related third party. We believe this is sufficient supply to conduct the required Phase 3 program for registration. However, Procter & Gamble may terminate this arrangement at any time subsequent to the date they have agreed and dispose of the API material, or it may prove not to be adequate for the entire Phase 3 program.

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

Naronapride (ATI-7505) has potential use in five indications: chronic constipation, functional dyspepsia, GERD, gastroparesis and IBS with constipation. Some of these indications may not be recognized by the FDA as sufficiently defined to enable regulatory approval of a drug for treatment. Naronapride is a prokinetic agent which has been shown to increase motility in the upper and lower gastrointestinal tract, including the ability to improve gastric emptying and colonic motility. Products which affect the gastrointestinal system’s motility could be useful in the treatment of each of these disorders. Other prokinetics are on the market which could be competitive to naronapride (ATI-7505).  Such prokinetics include erythromycin, metoclopramide, Tegaserod, which was withdrawn from the market due to cardiac safety concerns, and velusetrag being developed by Theravance. Another potentially competitive prokinetic compound, prucalopride, was recently approved in Europe, with the potential for commercialization in the United States and Asia. Johnson & Johnson has rights to prucalopride in North American and certain non-European countries. We expect prucalopride to provide competition in markets around the world where naronapride might also be approved, should requisite regulatory approval be achieved.  Ironwood Pharmaceuticals and Forest Laboratories are jointly developing linaclotide, a guanylate cyclase C agonist, in North America for the treatment of chronic constipation and irritable bowel syndrome. They have completed Phase 3 trials in North America with positive efficacy results. Ironwood has licensed development and commercialization rights to linaclotide in both Europe and Asia, and we expect linaclotide to provide competition in specific lower GI tract indications. We believe the most significant competition to naronapride for the treatment of GERD is proton pump inhibitors and H2 blockers, which are currently on the market in both prescription formulations and strengths as well as in over-the-counter forms. Many major pharmaceutical companies currently market proton pump inhibitors and H2 blockers generating worldwide sales of over $17.0 billion in 2006. Naronapride is targeted at the approximately 20-25% of GERD patients who do not receive adequate relief from proton pump inhibitors, which reduce the creation of acid in the stomach. Naronapride will face competition from the prokinetics as well as many inexpensive over-the-counter indications for the treatment of these gastrointestinal disorders.

Competition for tecarfarin for use as an oral anticoagulant will continue to come from generic coumadin due to its pricing and the years of experience physicians and patients have with the drug. Other oral anticoagulants are in development throughout the pharmaceutical and biotechnology industry. Most of these development programs fall into either the factor Xa or direct thrombin inhibitor categories. We are aware that Johnson & Johnson in collaboration with Bayer AG has a factor Xa before the FDA for approval, and that Bristol- Myers Squibb Company in collaboration with Pfizer, Inc., and Merck/Portola Pharmaceuticals, Inc. each have factor Xa programs in Phase 3 testing. A direct thrombin inhibitor, dabigitran from Boehringer-Ingelheim GmbH, was recently approved by the FDA based upon Phase 3 clinical trial results that demonstrated superiority to warfarin in certain measures.  Dabigatran, unlike the vitamin K antagonists, warfarin and tecarfarin, does not require monitoring.  Even though we believe tecarfarin’s mechanism of action (VKOR inhibition as with warfarin) and broadly available inexpensive monitoring methodology (INR) provide an advantage, these factor Xa and direct thrombin inhibitor programs will likely provide significant competition in this market. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

We believe generic amiodarone will continue to provide competition to budiodarone for the treatment of atrial fibrillation, even though it is not labeled for use in atrial fibrillation in the United States. Amiodarone will continue to be used off-label in spite of its safety problems because of its generic pricing. In July 2009, Sanofi-Aventis was granted approval to commercialize in the United State the antiarrhythmic therapy Multaq® (dronedarone). Approval was also granted by the European Union in November 2009. We believe Multaq® will provide substantial competition to budiodarone in the treatment of atrial fibrillation. Other treatments for atrial fibrillation, such as sotalol, marketed by Bayer HealthCare Pharmaceuticals, Inc., flecainide marketed by 3M Company and propafenone, marketed by GlaxoSmithKline, do not have equivalent efficacy to amiodarone but will continue to compete in the atrial fibrillation marketplace. Cardiome Pharma Corporation’s oral product, vernakalant, for the treatment of atrial fibrillation, was licensed to Merck in April 2009. Vernakalant is in Phase 3 testing and is hoped to have efficacy equal to or better than flecainide or sotalol, but with reduced pro-arrhythmic effects. There are other companies developing devices or procedures to treat atrial fibrillation through ablation, including CryoCor, Inc. and CryoCath Technologies, Inc.

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

If we fail to regain compliance with the listing requirements of The NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.*

Our common stock is currently listed on The NASDAQ Global Market. We announced on April 9, 2010 that we had received a letter, dated April 5, 2010, from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”) notifying us that, for the last 30 consecutive business days, the market value of our listed securities had been below the minimum $50.0 million requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rules (the “Market Cap Requirement”). In accordance with NASDAQ Listing Rules, we were given 180 calendar days, or until October 4, 2010, to regain compliance. On October 5, 2010, we received a second letter from the Staff notifying us of its determination that we had failed to regain compliance with the Market Cap Requirement by October 4, 2010 and that our common stock will be delisted from the NASDAQ Global Market on October 14, 2010 unless we request an appeal of this determination. Subsequently, we did request such a hearing before a NASDAQ panel. Our securities will remain listed on The NASDAQ Global market pending a decision by the Panel following the hearing. There can be no assurance that the results of our hearing will be successful.

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

•      potential loss of confidence by collaboration partners and employees; and

•      loss of institutional investor interest.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.*

Based on our outstanding shares as of September 30, 2010 (which excludes any shares of common stock issuable upon exercise of warrants and options outstanding on such date), our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 31% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to the perception that conflicts of interest may exist or arise.

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

As of September 30, 2010, we had 33,461,975 shares of common stock outstanding, which excludes any shares of common stock issuable upon exercise of warrants and options outstanding as of such date. The shares outstanding are freely tradable without restriction in the public market unless held by an affiliate of ours. Shares held by our affiliates are eligible for sale in the public market either in accordance with an effective resale registration statement with the Securities and Exchange Commission or pursuant to the volume limitations and manner of sale requirements under Rule 144. Any common stock that is either subject to outstanding options or warrants or reserved for future issuance under our 2001 Equity Incentive Plan, 2007 Equity Incentive Plan, 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Purchase Plan could also become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain of our affiliates have rights with respect to registration of a significant number of our shares of common stock under the Securities Act. If such holders, by exercising their registration rights, cause a large number of securities to be sold in the public market, these sales could have an adverse effect on the market price for our common stock and may impair our ability to raise additional capital. In addition, as of October 31, 2010, we have filed four registration statements on Form S-8 under the Securities Act to register up to an aggregate of 6,430,173 shares of our common stock for issuance under our stock option and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued and sold Notes in the principal amount of up to $4.0 million and warrants to purchase an aggregate of 2,000,000 shares of our common stock in the two tranches of the Bridge Financing on August 13, 2010 and September 30, 2010.

The Notes accrue interest at a continuously compounding rate of 12.0% per annum.  Unless earlier paid pursuant to the terms of the Bridge Financing or accelerated in connection with an event of default, we will make interest only payments through December 31, 2010, followed by 24 equal monthly payments of principal and interest through January 1, 2013.  In the event we sell any or all of our assets or enter into certain strategic transactions, we may be required to repay the promissory notes at an earlier date under the terms of the Bridge Financing. The warrants had a purchase price of $0.0125 per underlying share of common stock and are exercisable for a term of five years from the date of issuance at an exercise price of $0.50 per share.

The Notes and warrants were offered and sold in a private placement to certain accredited investors without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the promissory notes and the warrants have not been registered under the Securities Act of 1933, as amended, and until so registered, these securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. On October 12, 2010 we filed a registration statement registering for resale the shares of common stock issuable upon the exercise of the warrants pursuant to the terms of the registration rights agreement we entered into with the Bridge Investors.

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

Dated: November 15, 2010

ARYx Therapeutics, Inc.

By:	/s/ John Varian
John Varian
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation.

3.3(1)	Bylaws.

4.1	Reference is made to Exhibit 3.2 and 3.3 above.

4.2(1)	Specimen Common Stock Certificate.

4.3(1)	Form of Warrant to purchase shares of Series C preferred stock, issued September 3, 2003.

4.4(1)	Form of Warrant to purchase shares of Series C preferred stock, issued December 23, 2002.

4.5(1)	Form of Warrant to purchase shares of Series D preferred stock, issued March 28, 2005.

4.6(1)	Amended and Restated Investor Rights Agreement by and between the registrant and certain of its security holders.

4.7(1)	Form of Warrant to purchase shares of Series E preferred stock, issued October 19, 2007.

4.8(2)	Form of Warrant to purchase shares of common stock, issued October 17, 2008 to Lighthouse.

4.9(3)	Registration Rights Agreement by and between the registrant and the investors identified on the signature pages thereto, dated November 11, 2008.

4.10(3)	Form of Warrant to purchase shares of common stock, issued November 11, 2008 to several purchasers.

4.11(4)	Form of Warrant to purchase shares of common stock, issued December 31, 2008 to Oxford Financial Corporation.

4.12(5)	Registration Rights Agreement by and between the registrant and Commerce Court Small Cap Value Fund Ltd., dated October 6, 2009.

4.13(6)	Form of Warrant to purchase shares of common stock, issued August 13, 2010 and September 30, 2010 to several investors.

10.1(67)	Secured Note and Warrant Purchase Agreement, dated August 13, 2010, by and among the registrant and the investors identified on the signature pages thereto.

10.2(7)*	Security Agreement, dated August 13, 2010, by and among the registrant and the investors identified on the signature pages thereto.

10.3(7)	Intellectual Property Security Agreement, dated August 13, 2010, by and among the registrant and the investors identified on the signature pages thereto.

10.4(7)	Registration Rights Agreement, dated August 13, 2010, by and among the registrant and the investors identified on the signature pages thereto.

10.5(7)	Amendment No. 8 to Loan and Security Agreement, dated August 13, 2010, by and between the registrant and Lighthouse Capital Partners V, L.P.

10.6(7)	Intellectual Property Security Agreement, dated August 13, 2010, by and between the registrant and Lighthouse Capital Partners V, L.P.

10.7(7)	Intercreditor Agreement, dated August 13, 2010, by and among Lighthouse Capital Partners, the registrant and the other parties identified on the signature pages thereto.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)   Previously filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on August 16, 2010 and incorporated herein by reference.

(7)   Previously filed as the like-numbered exhibit to registrant’s Current Report on Form 8-K (File No. 001-33782), filed with the SEC on August 16, 2010 and incorporated herein by reference.